Form 10-K/A
period 1995-04-30
CAMELOT CORP
filed 1995-08-31
CIK 13033

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                     FORM 8


                       Amendment to Application or Report
                  Filed Pursuant to Section 12, 13, or 15(d) of
                       The Securities Exchange Act of 1934



                                    CAMELOT CORPORATION

               (Exact name of registrant as specified in charter)


                               AMENDMENT NO.  1

     The undersigned registrant hereby amends the following items, financial statements, and other portions of its Form 10-K dated April 30, 1995 as set forth in the pages attached hereto.

          Item  12.  Security   Ownership  of  Certain  Beneficial   Owners  and
Management


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CAMELOT CORPORATION
                                   (Registrant)


Date   8/29/95                  By:    /s/Jeanette Fitzgerald
                              (Signature)

                              Jeanette Fitzgerald
                              Vice President and General Counsel

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth as of July 25, 1995 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (3 persons).

Name and Address of              Amount and Nature of          Percent
Beneficial Owner                Beneficial Ownership          of Class

Daniel Wettreich                       6,514,665  (1)(2)(3)       41.3%
17770 Preston Road
Dallas, Texas 75252

Jeanette P. Fitzgerald                   182,000  (4)                 *
17770 Preston Road
Dallas, Texas 75252

Allan Wolfe                               30,000  (5)                 *
390 South River Road
Suite 5
Bedford, New Hampshire  03110

All Officers and Directors             6,726,665  (1)(2)(3)(4)(5) 41.4%
as a group (3 persons)

* Under 1%

The Wettreich Heritage Trust             920,499                   5.8%
17770 Preston Road
Dallas, Texas 75252

Zara Wettreich, Separate Property      1,494,166                   9.4%
17770 Preston Road
Dallas, Texas 75252

Forme Capital, Inc.                    2,650,000  (3)             16.8%
17770 Preston Road
Dallas, Texas  75252

Robert Naft                              990,000                   7.8%
5000 Dufferin Street
Unit K
Downsview, Ontario
Canada  M3H 5T5

     (1) 920,499 of these shares are in the name of Zara Wettreich (the wife of Mr. Wettreich) and Hermina, Inc., (a company of which Mr. Wettreich is a director and officer) as trustees of The Wettreich Heritage Trust ("Trust"), a Texas trust whose beneficiaries are the children of Mr. Wettreich. 1,494,166 of these shares are owned by the wife of Mr. Wettreich, as her separate property. 450,000 of these shares are owned by Wettreich Financial Consultants, Inc. ("WFC"), a company owned by the wife and children of Mr. Wettreich. 650,000 of these shares are owned by Forme Capital, Inc., ("Forme"), a company of which Mr. Wettreich is a director and officer. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by his wife, Trust, WFC, and Forme.

     (2) Includes an option to purchase 1,000,000 shares granted to Mr. Wettreich, which option is not exercised.

     (3)    Includes  an option  granted    to Forme  Capital,  Inc.,  a company
affiliated with Mr. Wettreich, to purchase 2,000,000 shares, which option is not exercised.

     (4) Includes an option to purchase 175,000 shares granted to Jeanette Fitzgerald, which option is not exercised.

     (5) Includes an option to purchase 20,000 shares granted to Allan Wolfe, which option is not exercised.