Form 10-Q/A
period 1996-01-31
CAMELOT CORP
filed 1996-07-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                   FORM 8

                    Amendment to Application or Report
               Filed Pursuant to Section 12, 13, or 15(d) of
                         The Securities Act of 1934

                            CAMELOT CORPORATION
             (Exact name of registrant as specified in charter)

  AMENDMENT NO. 1

       The undersigned registrant hereby amends the following items, financial statements, and other portions of its Form 10-QA as set forth in the pages attached hereto:

  (List all such items, financial statements, exhibits or other portions amended)

  ITEM 1
  ITEM 2

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAMELOT CORPORATION
                                          (Registrant)

  Date 7/12/96                       By:  /s/Jeanette Fitzgerald
                                                (Signature)

                                          Jeanette Fitzgerald
                                          Vice President and General
                                          Counsel

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-Q/A

                    QUARTERLY REPORT UNDER SECTION 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter ended  January 31, 1996       Commission File No. 0-8299


                             CAMELOT CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            Colorado                           84-0691531
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


       Camelot Place, 17770 Preston Road, Dallas, Texas            75252
              (Address of principal executive office)           (Zip Code)

  Registrant's telephone number, including area code:    (214) 733-3005

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X         No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                          Shares outstanding at
            Class                              January 31, 1996


  Common stock, $0.01 par value                     16,716,391

                       CAMELOT CORPORATION AND SUBSIDIARIES

                                  I N D E X


                                                         Page No.
  Part I   FINANCIAL INFORMATION (UNAUDITED):

           Item 1.  Consolidated Balance
                    Sheets                                  3

                    Consolidated Statements of
                    Operations                              5

                    Consolidated Statements of
                    Cash Flows                              6

                    Notes to Consolidated
                    Financial Statements                    8

           Item 2.  Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                              9

  Part II  OTHER INFORMATION                               12

                    CAMELOT CORPORATION AND SUBSIDIARIES

  PART I:  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                       January 31, 1996  April 30, 1995
                                          (Unaudited)      (Audited)

  CURRENT ASSETS
     Cash and cash equivalents            $ 6,273,418      $   149,529
     Trading securities                     2,302,001                -
     Securities available for sale          2,308,627          103,964
     Accounts receivable, net of allow-
      ance for doubtful accounts of
      $0 and $36,419 at January 31,
      1996 and April 30, 1995                 342,997           40,617
     Prepaid expenses                         337,971           31,624
     Inventories                            1,603,280          606,065
      Total current assets                 13,168,294          931,799

  PROPERTY, PLANT AND EQUIPMENT - AT COST
     Office equipment and fixtures          1,388,675          637,908
     Less accumulated depreciation           (427,947)        (306,186)
                                              960,728          331,722
  OTHER ASSETS
     Investment in securities               1,000,000                -
     Preferred stock - related party          530,917          530,917
     Licenses and product development,
      net of $29,509 and $0 accumulated
      amortization at January 31, 1996
      and April 30, 1995                    1,246,526           90,000
     Goodwill, net of $21,821 and $11,750
      accumulated amortization at
      January 31, 1996 and April 30, 1995     179,600          189,671
     Other                                     14,404           24,765
                                            2,971,447          835,353

                                          $17,100,469      $ 2,098,874

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                     January 31, 1996   April 30, 1995
                                        (Unaudited)       (Audited)
  CURRENT LIABILITIES
     Notes payable                        $   294,200      $         -
     Notes payable - related party             50,000          686,000
     Accounts payable                       1,461,817        1,002,036
     Accrued expenses                         161,700           43,392
     Net current liabilities of
      discontinued operations                  55,132          190,451
         Total current liabilities          2,022,849        1,921,879

  MINORITY INTEREST IN SUBSIDIARY                   -          264,044

  STOCKHOLDERS' EQUITY
     Common stock, $.01 par value,
      50,000,000 shares authorized,
      16,716,391 and 11,628,851
      shares issued at January 31,
      1996 and April 30, 1995,
      respectively                            167,164          116,289
     Preferred stock, $.01 par value,
      100,000,000 shares authorized,
      7,456,957 and 189,190 shares
      issued and outstanding at
      January 31, 1996 and April 30, 1995      74,570            1,892
     Additional paid-in capital            22,053,648        7,637,515
     Accumulated deficit                   (7,440,716)      (7,620,750)
     Unrealized gain (loss) on
      available-for-sale securities         1,312,302          (51,553)
     Less: treasury stock, at cost,
      307,706 shares at January 31, 1996
      and April 30, 1995                     (170,442)        (170,442)
     Notes receivable related to purchase
      of common stock                        (918,906)               -
         Total stockholders' equity        15,077,620          (87,049)

                                           17,100,469        2,098,874

  See accompanying notes to these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              Three Months Ended     Nine Months Ended
                                  January 31,            January 31,
                                1996      1995         1996      1995
                                  (Restated)             (Restated)
  REVENUE                  $ 3,338,103  $  456,833  $ 3,921,556   $  964,948
  COST OF SALES                410,165     513,658      530,202      802,547

       GROSS PROFIT (LOSS)   2,927,938     (56,825)   3,391,354      162,401

  OPERATING EXPENSES:
   General and
   administrative            2,491,058     660,689    4,315,299    1,644,623
   Depreciation and
   amortization                126,598      12,358      206,291       42,978
                             2,617,656     673,047    4,521,590    1,687,601

  INCOME (LOSS) FROM
   OPERATIONS                  310,282    (729,872)  (1,130,236)  (1,525,200)

  OTHER INCOME (EXPENSES):
   Interest expense             (1,009)     (8,877)     (11,298)     (25,656)
   Interest income              50,642         (88)      57,361           93
   Dividend income
   affiliate                    11,664      11,664       34,993       34,993
   Unrealized gain (loss) on
   marketable securities     1,326,714           -    1,326,714      (34,549)
    Gain (loss) on sale
    of assets                  (35,929)    (66,769)     (41,033)      24,164
     Total other income
     (expense)               1,352,082     (64,070)   1,366,737         (115)

  INCOME (LOSS) FROM
   CONTINUING OPERATIONS     1,662,364    (793,942)     236,501   (1,525,315)

  DISCONTINUED OPERATIONS:
   Income (loss) from
   operations                        -    (210,433)           -     (622,350)
      Loss on disposal         (70,622)   (584,120)     (56,467)    (560,592)
                               (70,622)   (794,553)     (56,467)  (1,182,942)

  NET INCOME (LOSS)          1,591,742  (1,588,495)     180,034   (2,708,257)

  DIVIDENDS ON PREFERRED
   STOCK                      (140,570)    (38,914)    (200,692)     (48,514)

  NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON STOCKHOLDERS   $1,451,172 $(1,627,409)  $  (20,658) $(2,756,771)

  INCOME (LOSS) PER SHARE:
   Income (loss) from
   continuing operations    $   0.113  $    (0.072)  $    0.017  $    (0.137)
   Loss from discontinued
   operations                  (0.005)      (0.071)      (0.004)      (0.107)
   Dividends on preferred
   stock                       (0.009)      (0.003)      (0.015)      (0.004)

  NET INCOME (LOSS) PER
   COMMON SHARE             $    .099  $    (0.146)  $   (0.002) $    (0.248)

  WEIGHTED AVERAGE OF COMMON
     STOCK OUTSTANDING     14,710,644   11,127,228   13,487,209   11,115,752

  See accompanying notes to these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    Nine Months Ended
                                                       January 31,
                                                    1996            1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $     180,034  $(2,708,257)
  ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FROM OPERATING ACTIVITIES:
   Noncash transactions for services                  387,391       87,590
   Securities received as revenue                  (2,950,575)           -
   Depreciation and amortization                      206,291       42,978
   (Gain) loss on disposal of assets                   41,033      (24,164)
   Provision for uncollectible note receivable              -       75,000
   Unrealized (gain) loss on trading securities    (1,326,714)      34,549
   Loss on disposal of discontinued operations              -      560,577
   Change in assets and liabilities:
    Accounts receivable                              (302,380)     442,973
    Prepaid expenses and other                       (306,347)     (41,480)
    Inventory                                        (997,215)    (356,916)
    Accounts payable and accrued expenses             578,089      169,459
    Other Assets                                            -       35,000
    Obligations - discontinued operations            (135,319)           -
     Net cash used by operating activities         (4,625,712)  (1,682,691)
  CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment             (807,217)    (389,589)
     Proceeds from sale of equipment                   11,500            -
     Proceeds from sale of securities                  93,447       34,548
     Change of other asset items                       10,361          (41)
     Licenses, Product development and
     software costs                                  (541,835)     (40,000)
     Purchase of subsidiary                                 -      (25,000)
     Proceeds from sale of subsidiary                       -      184,543
          Net cash used by investing activities    (1,233,744)    (235,539)
  CASH FLOW FROM FINANCING ACTIVITIES:
     Sale of common stock                           3,281,549    1,659,972
     Sale of preferred stock                        9,418,666            -
     Sale of subsidiary preferred stock                     -      264,044
     Redemption of preferred stock                    (66,134)           -
     Dividends paid                                  (200,692)     (19,200)
     Payments on debt                                (186,000)     (14,000)
     Redemption of subsidiary preferred stock        (264,044)           -
       Net cash provided by financing activities   11,983,345    1,890,816
  NET INCREASE (DECREASE) IN CASH                   6,123,889      (27,414)

  CASH AT BEGINNING OF PERIOD                         149,529       37,789

  CASH AT END OF PERIOD                         $   6,273,418  $    10,375

  SUPPLEMENTAL INFORMATION:
     Cash paid for interest                     $      11,298  $    25,656
     Cash paid for income taxes                 $           -  $         -

  See accompanying notes to these consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


  NONCASH INVESTING AND FINANCING ACTIVITIES

                                                         Nine Months Ended
                                                            January 31,
                                                        1996           1995
  On June 17, 1994, the Company acquired Maxmedia    $             $  143,500
  Distributing, Inc., and Maxmedia Publishing, Inc.,
  in exchange for $25,000 cash and 205,000 shares
  of the Company's restricted common stock.

  On July 11, 1995, the Company issued 600,000 shares     450,000
  of restricted common stock in settlement of
  promissory notes to a related party, Forme Capital,
  Inc.

  On October 31, 1995, the Company issued 67,470          350,000
  shares of restricted common stock for acquisition of
  software.

  On January 31, 1995, the president of the Company       843,750
  executed a 6% interest bearing note to exercise a
  stock option to acquire 1,000,000 shares of the
  Company's common stock this transaction was
  rescinded in the fourth quarter of 1996.

  On January 31, 1995, another officer of the Company      75,156
  executed a 6% interest bearing note to exercise stock
  option to acquire 60,000 shares of the Company's
  common stock.

  In the third fiscal quarter of 1996, the Company's            -
  preferred stock was converted to common stock
  as follows:
  175,533 Series BB preferred for 555,000 shares
     of restricted common
  885,087 Series G preferred for 1,777,775 shares
     of restricted common

  On August 17, 1995, the Company issued notes payable    294,200
     for acquisition of software.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

  1.   Financial Statements and Principles of Consolidation

       The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1995.

       The results of operations for the three month and nine month periods ending January 31, 1995 include restatements to reflect operations discontinued and audit adjustments incorporated in the Form 10-K for the fiscal year ending April 30, 1995.

       The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions have been eliminated.

       The 10-Q has been amended to reflect consistent presentation of financial statements with the
  10-K and treatment of advertising and brokerage fees.

  2.   Acquisitions and Dispositions

       On June 17, 1994, the Company acquired 100% of the common stock of Maxmedia Distributing, Inc., and Maxmedia Publishing, Inc., in exchange for $25,000 in cash plus 205,000 shares of the Company's restricted common stock valued at $143,500. On July 6, 1994, the Company sold its 69% controlling interest in Beecher Energy, Ltd., for C$400,000 resulting in a net gain of $785 in United States dollars.

       The Company decided in fiscal year ended April 30, 1994 to discontinue operations of its financial services, real estate rental and oil and gas segments. Following is a breakdown of discontinued operations segment information.

                                                   Nine Months Ended
                                                    January 31,
                                                   1996           1995
  Revenues:
     Financial services                     $      -0-    $   71,267
     Oil and gas                                   -0-        16,964
     Video distribution                            -0-       694,666
  Income (loss) from operations:
     Financial services                            -0-      (193,284)
     Oil and gas                                   -0-        (3,009)
     Video distribution                            -0-      (426,057)
  Gain (loss) on disposal of segment:
     Financial services                        (5,280)        41,197
     Oil and gas                                   -0-      (537,353)
     Video distribution                       (51,187)       (64,436)

  ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company made substantial progress during the quarter ending
  January 31, 1996. The Company's revenue for the quarter was $3,338,103 compared with $456,833 in 1995, an increase of 631%. Net income for the three month period was $1,591,742 compared with a loss for the previous year of $1,588,495. For the nine months ended
  January 31,1996, revenue of $3,921,556 compared with $964,948 in 1995, resulted in net income for 1996 of $180,034 compared with a loss of $2,708,257 for 1995. These results are due to a combination of revenue from DigiPhone_, licensee fees received from European distribution rights for DigiPhone, and revenue from the five newly opened Mr. CD-ROM Stores.

        The consolidated balance sheets for the period show stockholders' equity of $15,077,620 compared with ($87,049) for the financial year ended April 30, 1995. Total assets were $17,100,469 compared with $2,098,874 in April 1995. The substantial increase in stockholders' equity and total assets was due to the profitability of the Company during the period under review, and the completion of private placements.

        During the period under review, the Company's subsidiary, Third
  Planet, completed shipments of its preliminary orders for the Windows
  3.1 version of DigiPhone. This software achieved widespread retail distribution, and by the end of the quarter the first production run had sold out. Subsequent retail reorders were limited in anticipation of the Windows 95 version of DigiPhone which is expected to commence shipment in April 1996 along with DigiPhone Deluxe_. DigiPhone Deluxe has enhanced telephone features including conference calling capability, voice mail, speed dialing, voice sound effects, conversion recording and playback, and macro command capabilities. It comes with a full suite of Internet tools including Netscape Navigator 2.0_ from Netscape Communications Corporation, an e-mail program, a newsreader, an FTP program, and a telnet program. In addition, a free Windows 95 upgrade for the existing DigiPhone software will also be available.
  Both DigiPhone and DigiPhone Deluxe will now be marketed with two licenses in each retail box.  Effectively, this will provide two
  Windows 95 compatible licenses for DigiPhone or DigiPhone Deluxe for the price of one, and will enable consumers to immediately start
  Internet telephone conversations with a family member or a friend without any extra cost. All existing DigiPhone users will be provided with a free extra license and a free extra Windows 95 upgrade.
  Consumers who buy DigiPhone currently stocked in retail stores will receive a free extra license and a free extra Windows 95 upgrade upon registration. Third Planet has activated the Global Director feature of DigiPhone which allows any DigiPhone and DigiPhone Deluxe user to search and access any other DigiPhone and DigiPhone Deluxe user worldwide. The directory may be found on Third Planet's web site on the Internet at http://www.digiphone.com.

       During the period under review, the Company announced the acquisition of e-Phone, formerly known as NetPhone, the only
  Macintosh_ compatible computer software that enables voice communication over the Internet. e-Phone has been available on the Internet as NetPhone from the original developers, Electric Magic
  Company.  Electric Magic sold the software to New Paradigm Software
  Corporation on October 9, 1995 and the Company purchased it from New
  Paradigm on October 31, 1995.  The purchase price was $750,000 payable
  $350,000 in Camelot restricted common shares valued at $5.1875 per share and the balance in cash. In addition, New Paradigm will also receive for a five year period $1 per unit and 10% of OEM revenue derived from the software. The technology of e-Phone will be incorporated by Third Planet into a Macintosh compatible version of DigiPhone to be called DigiPhone For Mac. Users of the DigiPhone
  Windows version will be able to talk over the Internet with users of the DigiPhone Macintosh versions. Third Planet will continue to make e-Phone available on the Internet until DigiPhone For Mac is launched at which time e-Phone will be discontinued. e-Phone/NetPhone users will be able to upgrade for DigiPhone For Mac.

         The appointment of Firecrest Group PLC as exclusive distributor for DigiPhone in the United Kingdom and Ireland, and the appointment of Telepartner Holdings A/S as exclusive distributor for DigiPhone in Scandinavia both occurred during the period under review. The consideration for the granting of the UK and Ireland exclusive rights was $1,950,575 payable by issuance by Firecrest of 1,856,453 ordinary shares equal to approximately 10% of the increased share capital of Firecrest. Firecrest has appointed Danny Wettreich, Chairman and
  Chief Executive Officer of the Company, as a director of Firecrest.
  Firecrest is a media and marketing company in the United Kingdom and its principal subsidiaries comprise a full service advertising agency, a direct mail marketing company, and an Internet access provider. The ordinary shares of Firecrest are listed on the Alternative Investment
  Market of the London Stock Exchange. The rights for Scandinavia were purchased by Telepartner Holdings A/S, a Copenhagen, Denmark based company, which is the leading telephone database services company in Scandinavia. The consideration for the exclusive distribution rights was $1,000,000 payable by the issuance to Camelot of shares in Telepartner equal to 2.7 % of the share capital of Telepartner. The
  Company was also granted an option to acquire a further 7.3% of Telepartner for approximately $2,700,000. These transactions value
  Telepartner at $37,000,000 and it is the intention of Telepartner to complete a public offering of its shares prior to March 1997. Should such a public offering not occur, the Company can request Telepartner to acquires its shares in Telepartner for $1,000,000 cash. Further, Danny Wettreich, Chairman and Chief Executive Officer of the Company, has been appointed a director of Telepartner.

       The Company intends to pursue the appointment of additional overseas distributors so that over a period of time it will create a network of qualified distributors able to provide international distribution capabilities for DigiPhone and its derivative products.

       The agreement made with L. L. Knickerbocker Company to create a 30 minute infomercial for DigiPhone has not been pursued due to unacceptable delays and cost estimates, and accordingly the Company is exploring the creation of such an infomercial with other qualified media companies.

       During the period the Company opened five Mr. CD-ROM Stores in the Dallas, Texas area. The retail stores range in size from 1,000 square feet to 3,000 square feet, and specialize in CD-ROM software with up to 2,000 titles in stock. These Mr. CD-ROM corporate stores were intended to be the first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996.
  However, positive results from the larger stores has led management to the conclusion that the most viable retail concepts are the larger stores in prime retail locations. As such stores do not lend themselves to franchising due to the larger investment required, management has decided to modify its business plan by concentrating on opening a limited number of strategically located corporate stores in prime locations throughout the United States with sizes ranging from 2,000 to 3,000 square feet instead of widespread U.S. franchising.
  The Company will focus its franchising activities on international master franchises who will have the responsibility for franchising in specific countries. Negotiations are presently actively being pursued for master franchises overseas.

  Camelot Distributing, the CD-ROM distribution subsidiary of the Company, continues to be the principal supplier to Mr. CD-ROM Stores as well as focusing on a telemarketing sales operation to independent retailers throughout the U.S.

  On January 26, 1996, the Company announced that it has concluded an agreement with UUNET Technologies, Inc. whereby it will use UUNET's
  Internet backbone for the Company's newly formed subsidiary, Camelot
  Internet Access Services, Inc. (Camelot Internet).  The use of
  UUNET's exclusive alternate Internet backbone facilities enables
  Camelot Internet to instantly establish itself as a nationwide quality
  Internet service provider. UUNET's network infrastructure currently allows local access in over 200 cities in the United States and it is the primary Internet access provider to the Microsoft network.
  Camelot Internet will be officially launched in April 1996 at which time its nationwide services will commence. Camelot Internet's international services will be introduced in the last quarter of 1996.
  In addition to marketing its services in the traditional way, Camelot
  Internet will be offered to users of DigiPhone.

  Management continued to demonstrate its ability to attract private investment during the nine months ended January 31, 1996. The Company raised $12,700,215 in private placements of restricted common and convertible preferred stock. The preferred stock yields 9% and can be converted into common shares of the Company in limited amounts during agreed time frames subsequent to issuance and in unlimited amounts thereafter. The conversion rate is equal to an agreed upon discount on the prevailing market price of the Company shares at the time of the conversion. Subsequent to the period under review, the Company raised an additional $9,629,999 in a restricted preferred stock private placement, making a total of $22,330,214 raised from over 20 institutional investors for the year to date.

  Management believes that it is at the forefront of the emerging
  Internet voice communications industry and that it has positioned itself to take maximum advantage of the technological lead it enjoys with DigiPhone and it anticipates significant revenues to be generated by its revolutionary software product over the next 24 months.
  Management expects its principal revenue and profitability will emanate from DigiPhone and DigiPhone derivative software products and from DigiPhone license fees, and intends to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software products produced by its subsidiary Third Planet Publishing.

  Liquidity and Capital Resources

  Net cash used by operating activities for the nine months ended
  January 31, 1996 was $4,625,712 compared with $1,682,691 in 1995.  Net cash used by investing activities was $1,233,744 compared with $235,539 in 1995. This was primarily due to product development and software costs of $541,835 compared with $40,000 in 1995 and to purchase of property and equipment of $807,217 compared to $389,589 in 1995.

  Net cash provided by financing activities was $11,983,345 compared with $1,890,816 the previous year. Sales of common stock and preferred stock were $12,700,215 compared with $1,659,972 in 1995.
  These transactions substantially improved the liquidity of the Company and helped raise stockholders' equity by $15,164,669 in the nine month period ended January 31, 1996. An additional $9,629,999 has been raised by private placement subsequent to the period under review.

  The Company's plans for capital expenditures relate principally to capital costs likely to be incurred in opening of additional retail units. The Company estimates that each additional retail unit will require approximately $50,000 of capital expenditure. Only a limited number of such corporate units will be opened during the next 12 months. Management believes that sales from its DigiPhone software product and revenues generated from DigiPhone licensing fees will generate substantial revenues and cash flow for the Company during the next 12 months. Management does not anticipate any liquidity problems over the next 12 months and believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional cash resources from the sale of common and preferred stock and/or by incurring borrowing.
  Management is aware that the Company has no long term corporate debt.
  Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries and the normal course of business.

  PART II - OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders

            NONE

  Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibits:

       3(1) Articles of
                 Incorporation:           Incorporated by reference to
                                          Registration Statement filed
                                          on Form 10, June 23, 1976.

       3(2) Bylaws:                       Incorporated by reference as
                                          immediately above.

       (10) 1991 Incentive Stock
                 Option Plan              Incorporated by reference
                                          to proxy Statement for 1991.

       (b)  Reports on Form 8-K
            Report filed on November 17, 1995 reporting Items 2 and 7

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     CAMELOT CORPORATION
                                          (Registrant)



                                     By:/s/ Daniel Wettreich
                                     DANIEL WETTREICH, President
                                     Treasurer and Principal
                                     Financial Officer

  Date:     March 14, 1996


