Form 10-K
period 1996-04-30
CAMELOT CORP
filed 1996-07-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

  For the fiscal year ended April 30, 1996     Commission File No.  0-8299

                           CAMELOT CORPORATION
           (Exact Name of Company as specified in its charter)

            Colorado                           84-0691531
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)      Identification No.)

          Camelot Place, 17770 Preston Road, Dallas, Texas      75252
               (Address of principal executive office)        (Zip Code)

  Company's telephone number, including area code:    (214) 733-3005

  Securities registered pursuant to Section 12(g) of the Act:

                                        Name of each exchange on
         Title of each class               which registered

       $0.01 par Value Common Stock                 NASDAQ

  Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X       No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Based on the price of $2.3125, at July 2, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Company was $43,368,054.

  The number of shares outstanding of the Company's common stock, $0.01 par value, was 23,560,918 at July 2, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE

                                     PART 1

  Item 1.   Business

  Camelot Corporation is a holding company with subsidiaries in the publishing, distribution and retailing of CD-ROM software, and the provision of Internet access services.

  Company was incorporated in Colorado on September 5, 1975, and completed a public offering of 5,000,000 shares of its common stock in March, 1976 for a total of $500,000. Company has made several acquisitions and divestment's of History) and during the financial period ended April 1995 sold or discontinued all its businesses operating in prior years to concentrate its resources on the CD-ROM software industry. Effectively Company's ongoing businesses commenced operations in August 1994. During the years ended April 1994 and April 1995, Company undertook a restructuring which involved the sale or closure of all subsidiaries operating in prior financial periods.

  The Company's activities are now conducted through four subsidiaries. Third Planet Publishing, Inc., (established in January 1995) is a publisher of CD-ROM software whose flagship product is the DigiPhone, the world's first full duplexing phone system for the Internet. Mr. CD-ROM Stores, Inc., (established in December 1994) is a retailer of CD-ROM software with a target of opening 100 franchise stores by Christmas 1996. Camelot Distributing, Inc., (established in April 1995) is a distributor of CD-ROM software supplying the independent retailer. Camelot Internet Access Services, Inc., (established in June 1996) is a provider of Internet access services.

  Industry Overview

  The market for CD-ROM software has developed in the last three years, driven by the increasing number of US households with CD-ROM computer hardware. CD-ROM (or more exactly "compact disk -read only memory") provides a multimedia experience involving video, stereo sound, and text. The growth of the personal computer software market, results also from the development of more sophisticated and user friendly software and the increased availability of software through various retail channels. Increased use of personal computers in schools and offices, the expansion of the number of home offices and the rising computer literacy of children and adults contribute to the growth of the personal computer software market, and the fastest growing segment of that market is CD-ROM software which is increasingly replacing the floppy disk based software of recent years.

  The Company has taken steps to create a corporate structure that Management believes places Company in a position to take advantage of all aspects of the CD-ROM software industry.

  Third Planet Publishing

  Third Planet Publishing ("Third Planet") was created in 1994 as the publishing arm of Camelot Corporation. Third Planet's flagship product is the DigiPhone. The product represents a telecommunications breakthrough which permits the full duplexing of voice over the Internet. By providing this software, Third Planet has made real time worldwide voice communications possible for PC users, for the cost of the normal monthly Internet connection fee. Third Planet, owns the exclusive worldwide publishing rights to the DigiPhone software.

  DigiPhone is a complete Internet phone system and utilizes full duplex technology which enables simultaneous two-way voice communication across the Internet. The most significant advantage in utilizing DigiPhone is that long distance telephone calls can be made wherever the Internet is available, but no long distance telephone charges are incurred. Effectively, DigiPhone allows worldwide telephone calls to be made for no charge, other than the cost of an Internet connection.

  DigiPhone was released in the American market in October 1995 and has received widespread acceptance by retailers, being carried by every major computer software distributor and every major computer hardware and software retailer in America. DigiPhone was launched as a Windows 3.1 compatible software, and the Windows 95 compatible software and the upgraded version of DigiPhone called DigiPhone Deluxe has just recently been released in America. In August 1996, DigiPhone for Mac will be launched being the Macintosh version of DigiPhone which will have cross platform capability enabling Macintosh users to communicate with PC users and vice versa.

  DigiPhone and DigiPhone Deluxe include modern telephone features such as speed dialing, voice messaging, caller ID, call record and playback, conference calling, a personal phone book, and access to the Global Directory listing all DigiPhone users worldwide. Conversations are encrypted and completely private unlike the commonly used IRC connections or chat rooms. Additionally, DigiPhone Deluxe has a full suite of Internet programs bundled with the software including Netscape Navigator 2.0_.

  The only existing competition for DigiPhone are products that require IRC connections to connect to another party. Specifically, the other products require access to an IRC server and the selection of a chat group to locate the other party. DigiPhone uses a direct dial system, and requires no IRC servers to go through before the other party is reached. DigiPhone effectively works similar to a regular phone system using the Internet address in place of the phone number.

  DigiPhone allows an e-mail message to be left if the party called is unavailable, and the Deluxe version has a voice message e-mail system. DigiPhone is the only software that has input and output sound level indicators to keep the user informed of connection quality, similar to the signal strength indicator on a cellular phone. It is equipped with Caller ID which displays the name and location of callers before the call is answered, even identifying other calls if a conversation is ongoing. DigiPhone includes TCP/IP WinSock (called DigiSock) for connection to the Internet.

  DigiPhone can create multiple phone books to keep business and personal contacts separate. The phone book stores name and address just like a telephone book. Additionally, DigiPhone has a Global Phone Book accessible by query screen in the program. Queries can be defined by name, state, country, and time zone. The Global Phone Book is available through an Internet home page on the world wide web and gives the location of all users that choose to be listed (Internetpage is http://www.digiphone.com).

  Additional benefits of DigiPhone Deluxe include record and playback features allowing conversations to be recorded and played back if desired; a mute button allowing the caller to listen but not be heard; conference calling allowing three callers to be connected on the same phone call; and voice effects allowing the creation of voice modulations and effects.

  DigiPhone Deluxe comes with a complete suite of Internet tools including Netscape Navigator 2.0_, which is the latest version of the dominant browser software used by the majority of Internet users. It is a powerful, flexible and easy-to-use on-line environment that combines point and click network navigation, secure e-mail, and threaded discussion groups for support for such advanced features as Java, sophisticated layout capabilities, and in-line multimedia plugins to give users access to a new generation of live on-line applications. Additionally, the Deluxe comes with Telnet which allows for the ability to remotely connect to other computers and execute programs, and FTP (or File Transfer Protocol) which is used to transfer files and programs over the Internet.

  Management is of the opinion that it has created a sophisticated distribution and bundling network which will enable DigiPhone to be marketed successfully through numerous channels worldwide.

  Mr. CD-ROM Stores, Inc.

  Mr. CD-ROM Stores opened five corporate stores in Dallas in November 1995. International franchise negotiations are underway with key retail concentrations planned for Asia and Europe. The stores feature 2,000 titles for the CD-ROM consumer to select from.

  Mr. CD-ROM Stores are located in dense traffic high visibility retail locations. The typical store size ranges between 1,000 to 3,000 square feet. Consumers appreciate the selection, fair pricing and knowledgeable helpful staff and also enjoy the convenience of the CD-ROM specialty concept that eliminates the impersonal service oflarge discount appliance stores. Stores are equipped with computerized point of purchase, inventory, and reorder systems and continued support is provided to the franchisees in all areas of operation including; technical support, marketing, merchandising, computer questions, business advice, report analysis, and all operational concerns.

  These Mr. CD-ROM corporate stores were intended to be first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996. However, positive results from the larger stores has lead management to the conclusion that the most viable retail concepts are the larger stores in prime retail locations. As such stores do not lend themselves to franchising due to the larger investment required, management has decided to modify its business plan by concentrating on opening a limited number of strategically located corporate stores in prime locations throughout the United States with sizes ranging from 2,000 to 3,000 square feet instead of widespread US franchising. The Company will focus its franchising activities on international master franchises who will have the responsibility for franchising in specific countries. Negotiations are presently actively being pursued for master franchises overseas.

  Camelot Distributing, Inc.

  Camelot Distributing Inc., ("Camelot Distributing"), is a distributor and exporter of CD-ROM software to the independent retailer. Camelot Distributing serves as the exclusive supplier to Mr. CD-ROM Stores and also supplies independent retail storefronts worldwide. Camelot Distributing has established an 8,500 square feet warehouse, distribution and office facility in Dallas, Texas and instituted a computerized inventory management system that will enable it to distribute efficiently and effectively to its customer base. Camelot Distributing has entered into numerous agreements with CD-ROM software publishers to provide it with a comprehensive and constantly expanding product range which presently numbers in excess of 2,000 items. Management believes that Camelot Distributing is well placed to take advantage of the requirements of independent retailers for CD-ROM software. The expansion of Mr. CD-ROM Stores will lead to a consequential expansion of Camelot Distributing as it supplies 90% of software purchased by Mr. CD-ROM Stores.

  Camelot Internet Access Services, Inc.

  On January 26, 1996, the Company announced that it has concluded an agreement with UUNET Technologies, Inc. whereby it will use UUNET's Internet backbone for the Company's newly formed subsidiary, Camelot Internet Access Services, Inc. (Camelot Internet). The use of UUNET's exclusive alternate Internet backbone facilities enables Camelot Internet to instantly establish itself as a nationwide quality Internet service provider. UUNET's network infrastructure currently allows local access in over 200 cities in the United States and it is the primary Internet access provider to the Microsoft network. Camelot Internet was officially launched in April 1996 at which time its nationwide services commenced. In addition to marketing its services in the traditional way, Camelot Internet will be offered to users of DigiPhone.

  Competition

  The CD-ROM software industry is highly competitive. The Company's competitors include other national and regional publishers, distributors and retailers and certain of these competitors have substantially greater financial and other resources than the company which may give them certain competitive advantages. There are many software publishers entering the market with new products and this trend is expected to continue. Both publishers and distributors are competing for limited retail shelf space, and many large retail chains are beginning to add CD-ROM software to the range of products offered to consumers and these additional retail distribution channels will also increase the competitiveness of the market. The ability of Company to effectively compete in the future depends upon a number of factors, including its ability to publish CD-ROM software with unique capabilities that generate high consumer demand; expansion of the retail franchise concept with the resulting creation of additional retail shelf space that will be supplied by Company's distribution subsidiary; and effective internal cost controls.

  Seasonality

  The Company's businesses may be effected by a variety of factors, including but not limited to general economic trends, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of store openings, the quality of new release titles available for sale, and acquisitions made by the Company.

  Regulation

  Certain states and certain foreign jurisdictions require a franchisor to transmit specific disclosure statements to potential owners before issuing a franchise. Additionally, some states and foreign jurisdictions require the franchisor to register its franchise before its issuance. The Company believes the offering circular that is used to market its franchises complies with all applicable laws of states in the United States and foreign jurisdictions regulating the offering of issuance of franchises. The Company's business other than the franchising aspect thereof, are not generally subject to any government regulation other than customary laws and local zoning and permit requirements.

  Trademarks and Trade Names

  Mr. CD-ROM, DigiPhone, People are Talking, Call Anywhere. Talk Forever. Never Pay Long Distance and Kids University are registered or have been applied for in the United States patent and trademark office as service marks or trademarks of the Company. The Company believes the strength of its trademarks and service marks benefits its businesses and intends to continue to protect and promote its registered common law trademarks and service marks.

  Acquisition and Divestment History

  On September 16, 1988, the Company acquired Stock Transfer Company of America, Inc. ("STCA"), a transfer agent and registrar for publicly held companies in a pooling of interest transaction, for 266,667 newly issued common shares of the Company (post reverse split) with an agreed to value of $500,000. In connection with this transaction, the Board of Directors and officers of the Company were changed and Daniel Wettreich was appointed a Director, Chairman and Chief Executive Officer and Jeanette Fitzgerald was appointed a Director. The business purpose of the acquisition was to diversify the company into the financial services field. On April 11, 1994, following a decision by the Directors of the Company to discontinue financial services, STCA was sold to a company affiliated with Mr. Wettreich for book value (See Item 13).

  On March 2, 1990, the Company's subsidiary, Beecher Energy, Ltd. ("Beecher") was conditionally listed on the Vancouver Stock Exchange with a trading symbol of "BEE". Beecher raised a total of C$266,000 with an offering of 700,000 common shares of Beecher at C$0.38 per share and trading in the shares began in August 1990. Proceeds of the offering were used to drill and
  complete four wells and for workingcapital.   The Company sold its 69%
  shareholdings in Beecher on July 6, 1994 for C$400,000.

  In November 1990, the Company purchased 17770 Preston Road, Dallas, Texas, for cash and relocated its corporate headquarters to this building. In January of 1991, the company acquired for cash an 80% majority interest in Forme Capital, Inc. ("Forme") a publicly traded real estate company from the wife of Mr. Wettreich. On September 10, 1993, the Company sold all its investment in Forme Capital for 50% of the bid price of the shares to Mrs. Wettreich. The transaction was approved by shareholders of the Company at the Annual Meeting held on February 15, 1994. This removed approximately $640,000 of debt and approximately $75,000 of annual losses from the Company's financial statement. In addition, the Company sold to Forme a vacant office property located at 17738 Preston Road, Dallas, Texas and the office property occupied by the Company located at 17770 Preston Road, Dallas, Texas. Forme agreed that if 17738 Preston Road sold within one year at a price in excess of the price Forme paid the Company, then such excess profit was to be paid to the Company as additional consideration. On December 10, 1993, the Company was informed by Forme Capital that 17738 Preston Road had been sold to an unaffiliated party, and the net price in excess of the price Forme paid the Company was $30,810 which sum was paid to the Company in compliance with the agreement between the Company and Forme. (See also Item 13).

  In March 1991, the Company purchased for $120,000 payable $40,000 by cash and $80,000 in a note, Vesta Land Title Company, a Henderson County, Texas title insurance company. In July 1991, the Company purchased Business Investigations, Inc., for 104,077 of its newly issued common shares with an agreed to value of $312,231 which provides investigation services to financial institutions. In July 1992, the Company acquired McKee-Blanchard and Associates, Inc., a real estate appraisal company based in Dallas, Texas, for 33,333 common shares, and 50,000 Series C Preferred Shares with a combined
  fair market value of $32,203 after reduction of goodwill.   On September 25,
  1992, the Company acquired First Appraisal Group, Inc., a real estate appraisal firm, in exchange for 15,000 Convertible Preferred Shares Series F
  with a fair market value of $15,000.   The business purpose of these
  acquisitions was to increase the Company's investment in the financial services sector. Following the Company's decision to concentrate its resources in software distribution, Company discontinued its financial sector investments and these companies ceased doing business on 8th July 1994, 8th July 1994, November 1993, and November 1993 respectively.

  In July, 1993, the Company acquired approximately 40% of the issued share capital of Goldstar Video Corporation ("GVC"), a video marketing company for 500,000 common shares with a fair market value of $218,000. The Company renegotiated with the seller of the 40% of GVC in March, 1994 and seller returned to the Company 288,000 common shares of the Company to treasury thereby reducing the purchase price of the GVC investment by $125,568. The Company also made a $150,000 secured loan to GVC. Further, the Company formed a new wholly owned subsidiary Goldstar Entertainment, Inc. ("GEI") to acquire for $200,000 cash and the assumption of $175,000 of liabilities, certain licenses and other assets from GVC. The Company made this investment as it regarded GVC as operating in a business sector into which the Company wished to diversify and management was of the opinion that the additional cash resources provided by the Company to GVC would stabilize GVC and enable it to
  continue in business.   On October 20, 1993, GVC filed for protection from
  creditors under Chapter 11 of the Bankruptcy Code which was converted to Chapter 7 on February 4, 1994. The Company was not a controlling shareholder of GVC and its investment in GVC has been reduced to a nil value.

  In March 1994, the Company's subsidiary Camelot Communications, Inc., acquired the rights to a group of ten wireless cable televisio licenses which will facilitate the exclusive broadcast rights for wireless cable television services for the city of Manhattan, Kansas. The consideration, conditional on FCC approval is $347,897 in an unsecured note and $15,000 in cash, and the assumption of $102,103 of existing liabilities, and $60,000 in unsecured debt and $10,000 in cash. The debt is conditional on conditional licenses for all channels being granted and for a pro-rata reduction in debt obligation in the event that any conditional licenses for a channel is not granted. The Company has decided not to proceed with the development of the system due to management's decision to focus the Company's resources on the CD-ROM software industry and its investment in the licenses for Manhattan, Kansas has been reduced to nil value.

  On June 17, 1994, the Company acquired 100% of the common stock of Maxmedia Distributing, Inc., a Florida based distributor of CD-ROM software. The consideration for the acquisition, inclusive of related debt, was the issuance of 205,000 restricted common shares of the Company and $25,000 in cash.

  The Company's subsidiary Camelot Entertainment, Inc., a video distributor filed under Chapter 7 of the US Bankruptcy laws in January, 1995.

  Discontinued Activities  -  See Item 7. Management Discussion and Analysis of
                              Financial Conditions and Results of Operations

  Employees

  As of July 1, 1996, the Company employs 82 people on a full time basis. The Company believes that it has good employee relations.

  Item 2.   Properties

  Real Estate

  Company leases a 10,000 square feet office building in Dallas, Texas which it occupies as its corporate headquarters from a company affiliated with the resident. Company also leases 19,950 square feet office and warehouse building in Dallas, Texas which it occupies as a distribution center for Camelot Distributing and as programming and publishing facilities for Third
  Planet Publishing.   The Company considers all office and warehouse space
  leased adequate for its needs. Mr. CD-ROM Stores leases five retail units in Dallas, Texas.

  Item 3.   Legal Proceedings

  No material legal proceedings to which the Company is a party is subject or pending and no such proceedings are known by the Company to be contemplated. In the normal course of business, the Company has been sued as detailed below. The Company believes there is no validity to this suit, and has denied plaintiff's allegations.

  The Company has been sued by a creditor of a previous subsidiary. The Plaintiffs alleges that the Company is the alter ego of the previous subsidiary and is therefore liable for its debts. The Company believes the allegations are groundless and intends to vigorously defend itself in litigation.

  There are no proceedings to which any director, officer or affiliate of the Company, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Company is a party adverse to the Company.

  Item 4.   Submission of Matters to a Vote of Security Holders

            None.

  Item 5.   Market for Company's Common Equity and Related Stockholder Matters

  The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol CAML. The following table sets forth the quarterly high and low prices of the common stock for the period from May 1, 1994 through April 30, 1996. Real-time price information is provided from quotations take from monthly reporting by NASDAQ. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

       Real Time
                                            High          Low
            1995

                 First                    1 15/32        1 5/16
                 Second                   1 11/32        1 9/32
                 Third                    1 3/8          31/32
                 Fourth                   3 1/4          31/32

            1996

                 First                    2 7/16         1 1/2
                 Second                   7 1/32         1 15/16
                 Third                    4 29/32        2 5/16
                 Fourth                   3 3/16         1 23/32

  As of July 2, 1996, Company had 10,450 shareholders of which there were 2,102 shareholders on record of Company's common stock and approximately 8,348 additional beneficial owners.

  Item 6.   Selected Financial Data

  A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:

                            1996        1995         1994       1993       1992
  Net sales......       $ 3,002,049 $ 1,184,469   $       -   $     -  $      -
  Income (loss) from
  continuing operations..(4,314,788) (2,335,977) (1,567,312) (256,320)   40,843
  Income (loss) from
  discontinued operations  (250,925) (1,182,927)   (402,981) (435,772) (633,605)
  Income (loss) per share from
  continuing operations       (0.31)      (0.23)      (0.21)    (0.10)     0.02
  Total assets.......    16,701,863   2,098,974   3,309,132 3,337,494 2,156,914
  Long-term debt..                -           -           -   633,528   677,384
  <TABLE/>

  Company's CD-ROM software subsidiaries commenced operations during fiscal
  1995 (See Item 1).

  On January 30, 1995, Company's subsidiary Camelot Entertainment filed under
  Chapter 7 of the US Bankruptcy Code.

  On April 11, 1994, Company disposed of its subsidiary STCA, and on July 8,
  1994 discontinued Vesta and BII its remaining financial service subsidiaries
  (See Item 1).

  On July  6, 1994, Company disposed of its 69% interest in Beecher Energy,
  Ltd., a company trading on the Vancouver Stock Exchange representing its energy interests (See Item 1).

  On September 11, 1993, the Company disposed of its investment in Forme
  Capital, a real estate holding company (See Item 1).

  Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

  Certain information within this Item 7 and throughout this Form 10-K contain forward looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth including but not limited to Camelot's dependence upon outside suppliers, upon the continued ability to create and/or acquire products that customers will accept; the impact of competition and the changing competitors;
  the changing nature of regulations and the manner in which they are interpreted; and pricing pressures in addition to normal economic and world factors beyond the control of the Company.

  1996

  The  Company made substantial progress during the year ending April 30, 1996.
  The company's revenue for the year was $3,002,049 compared with $1,184,469 in 1995, an increase of 153%. Net loss for the period was $4,565,713 compared with a loss for the previous year of $3,518,904. These results are due to a combination of revenue from DigiPhone, license fees received from European distribution rights for DigiPhone, revenue from the five newly opened Mr.
  CD-ROM Stores, and increased general and administrative costs related to the development and marketing of DigiPhone.

  The consolidated balance sheets for the period show stockholders' equity of $15,680,168 compared with ($87,049) for the financial year ended April 30, 1995. Total assets were $16,701,863 compared with $2,098,874 in April 1995.
  The substantial increase in stockholders' equity and total assets was due to the completion of private placements.

  During the period under review, the Company's subsidiary Third Planet completed shipments of its preliminary orders for the Windows 3.1 version of DigiPhone. This software achieved widespread retail distribution, and by the end of the third quarter the first production run had sold out. Subsequent retail reorders were limited in anticipation of the Windows 95 version of DigiPhone which commenced shipment in May 1996 along with DigiPhone Deluxe.
  DigiPhone Deluxe has enhanced telephone features including conference calling capability, voice mail, speed dialing, voice sound effects, conversion recording and playback, and macro command capabilities. It comes with a full suite of Internet tools including Netscape Navigator 2.0 from Netscape
  Communications Corporation, an e-mail program, a newsreader, an FTP program, and a telnet program. In addition, a free Windows 95 upgrade for the existing
  DigiPhone software is available.  Both DigiPhone and DigiPhone Deluxe are now being marketed with two licenses in each retail box. Effectively, this provides two Windows 95 compatible licenses for DigiPhone or DigiPhone Deluxe for the price of one, and enables consumers to immediately start Internet telephone conversations with a family member or a friend without any extra cost. All existing DigiPhone users are being provided with a free extra license and a free extra Windows 95 upgrade. Consumers who buy DigiPhone currently stocked in retail stores will receive a free extra license and a free extra Windows 95 upgrade upon registration. Third Planet has activated the Global Directory feature of DigiPhone which allows any DigiPhone and DigiPhone Deluxe user to search and access any other DigiPhone and DigiPhone
  Deluxe user worldwide. The directory may be found on Third Planet's web site on the Internet at http://www.digiphone.com.

  During the period under review, the Company announced the acquisition of e-Phone, formerly known as NetPhone, the only Macintosh compatible computer software that enables voice communication over the Internet. e-Phone has been available on the Internet as NetPhone from the original developers, Electric
  Magic Company.  Electric Magic sold the software to New Paradigm Software
  Corporation on October 9, 1995 and the Company purchased it from New Paradigm on October 31, 1995. The purchase price was $593,000 payable $350,000 in Camelot restricted common shares valued at $5.1875 per share and the balance in cash. In addition, New Paradigm will also receive for a five year period
  $1 per unit and 10% of OEM revenue derived from the software. The technology of e-Phone will be incorporated by Third Planet into a Macintosh compatible version of DigiPhone to be called DigiPhone For Mac. Users of the DigiPhone
  Windows version will be able to talk over the Internet with users of the DigiPhone Macintosh versions. Third Planet will continue to make e-Phone available on the Internet until DigiPhone For Mac is launched at which time e-Phone will be discontinued. e-Phone/NetPhone users will be able to upgrade to DigiPhone For Mac.

  The appointment of Firecrest Group PLC as exclusive distributor for DigiPhone in the United Kingdom and Ireland, occurred during the period under review.
  The consideration for the granting of the UK and Ireland exclusive rights was $1,950,575 payable by issuance by Firecrest of 1,856,453 ordinary shares equal to approximately 10% of the increased share capital of Firecrest.
  Firecrest is a media and marketing company in the United Kingdom. The ordinary shares of Firecrest are listed on the Alternative Investment Market of the London Stock Exchange.

  The rights for Scandinavia were conditionally purchased in January 1996 by Telepartner Holdings A/S, a Copenhagen, Denmark based company, which is the leading telephone database services company in Scandinavia. The consideration for the exclusive distribution rights was $1,000,000 payable by the issuance to Camelot of shares in Telepartner equal to 2.7% of the share capital of Telepartner. Due to the non-receipt of consideration, the Company terminated the agreement in May 1996.

  In July, 1996, after the financial year end, the Company concluded an agreement with DigiPhone Europe, Ltd., whereby it has appointed DigiPhone
  Europe, Ltd. as exclusive distributor for DigiPhone and DigiPhone Deluxe in Europe, excluding the United Kingdom and Ireland. The consideration for the rights was 5,000,000 (approximately $7,500,000). DigiPhone Europe, Ltd. is a
  London, England based European software marketing company which has entered into a conditional agreement with Telecom Credit Europe, PLC (TCE), a public company listed on the Alternative Investment Market of the London Stock
  Exchange, whereby DigiPhone Europe will be merged with TCE. Following the merger, Camelot will own approximately 16% of TCE. The majority stockholder of TCE will be Danny Wettreich, who is also Chairman and Chief Executive
  Officer of Camelot. Mr. Wettreich did not participate in any Directors' vote in relation to this transaction. The 5,000,000 received by Camelot for the distribution rights was paid in loan stock, yielding 6 percent interest and convertible into shares of DigiPhone Europe. Upon completion of the merger with TCE, such shares of DigiPhone Europe will be converted into shares of TCE. After the merger, TCE will have cash of approximately #1,500,000
  (approximately $2,300,000) thereby providing sufficient resources to successfully launch DigiPhone and DigiPhone Deluxe software in Europe. The
  Company anticipates that the French, German, Italian, Swedish, Norwegian and
  Danish language versions of DigiPhone and DigiPhone Deluxe software will be launched in Europe during September 1996. This agreement furthers the Company's strategic plan to build a European distribution network and make
  DigiPhone software a truly global product.

  During the period the Company opened five Mr. CD-ROM Stores in the Dallas, Texas area. The retail stores range in size from 1,000 square feet to 3,000 square feet, and specialize in CD-ROM software with up to 2,000 titles in stock. These Mr. CD-ROM corporate stores were intended to be the first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996. However, positive results from the larger stores has led management to the conclusion that the most viable retail concepts are the larger stores in prime retail locations. As such stores do not lend themselves to franchising due to the larger investment required, management has decided to modify its business plan by concentrating on opening a limited number of strategically located corporate stores in prime locations throughout the United States with sizes ranging from 2,000 to 3,000 square feet instead of widespread US franchising. The Company will focus its franchising activities on international master franchises who will have the responsibility for franchising in specific countries. Negotiations are presently being pursued for master franchises overseas.

  Camelot Distributing, the CD-ROM distribution subsidiary of the Company, continues to be the principal supplier to Mr. CD-ROM Stores as well as focusing on a telemarketing sales operation to independent retailers throughout the US.

  On January 26, 1996, the Company announced that it has concluded an agreement with UUNET . Technologies, Inc. whereby it will use UUNET's Internet backbone for the Company's newly formed subsidiary, Camelot Internet Access Services, Inc. (Camelot Internet). Theuse of UUNET's exclusive alternate Internet backbone facilities enables Camelot Internet to instantly establish itself as a nationwide quality Internet service provider. UUNET's network infrastructure currently allows local access in over 200 cities in the United
  States and it is the primary Internet access provider to the Microsoft network. Camelot Internet was officially launched in June 1996 at which time its nationwide services commenced. Camelot Internet offers customers five free hours of service each month. After that, a $2.50 per hour charge will apply. This is the same pricing structure as a special offer that AT&T is currently making for its Internet access service to existing AT&T long distance customers. As an added bonus, Camelot Internet will bundle DigiPhone with their service. Camelot Internet will also be offered as part of

  Camelot's DigiPhone Deluxe software package, distributed through major computer retailers and Mr. CD-ROM Stores. New Camelot Internet customers will receive a CD-ROM through the mail that not only provides the installation program, but also includes a licensed copy of DigiPhone, DigiSock, an FTP program, and Netscape Navigator Version 2.0. These customers will also have the opportunity to upgrade their copy of DigiPhone to DigiPhone Deluxe for $39.00, which has an MSRP of $149.95 at retailers. Effective June 3, the users can sign up through the toll-free number (1-800-442-7120). The service will also be available later this summer through an Internet web site. Users signing up through the phone or Internet will be charged a one-time set up fee of $19.95.

  At the world's first Internet Telephony conference, held in London, England on April 18-19 and called Dialing The Net, Danny Wettreich, Chairman and Chief
  Executive Officer of Camelot, disclosed a development program for the DigiPhone Multi-Protocol Frameworks. These frameworks will enable DigiPhone to communicate with any other standards-based Internet Telephony software. The frameworks are based on newly developed component technology that will allow
  Third Planet Publishing, the software publishing subsidiary of Camelot, and third party developers to dynamically add new functionality such as whiteboarding and file transfer to the DigiPhone communications engine. This new approach to software deployment will allow DigiPhone to evolve more quickly in a rapidly maturing Internet telephony market. This open development platform will also allow DigiPhone to integrate with current and future Internet technologies such as Java and VRML on a variety of computing platforms. Development of the DigiPhone Multi-Protocol Frameworks is scheduled to be completed by the end of this year.

  A 30 day free trial of DigiPhone Version 1.03 software is available through the Company's web site on the Internet. To access this free offer, users download the software from the Company's web page, http://www.digiphone.com.
  The only system requirement for potential users are a multimedia PC, Internet access and web browser software. At the end of the 30 day trial, users can purchase a full version of DigiPhone or DigiPhone Deluxe software by calling a toll-free number. Users will also be provided with a list of retailers that carry DigiPhone Deluxe software. To gain additional exposure for DigiPhone software, Camelot will, in the future, offer this 30 day trial version bundled with various third party hardware products and through Internet access provider services.

  Subsequent to the period under review, the Company announced that it has applied for a patent for VideoTalk_, a video and audio communications system for the Internet. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video and audio conferencing over the Internet. It is the only Internet communications system to use Direct Dial Technology to facilitate free video and audio conferencing.
  It will provide significant advantages to users as VideoTalk does not require a soundcard or a video capture card. VideoTalk is a self contained unit which simply connects to the computer's existing SCSI or parallel port.
  There are no usage fees, other than the normal monthly Internet access subscriber's charge. It is anticipated that the development program for VideoTalk will be completed by the end of this year. VideoTalk will come with a new version of DigiPhone 2.0 which will include the recently announced
  Multi-Protocol Framework allowing voice communication with other Internet telephony software. A suggested retail price for VideoTalk has yet to be established. The VideoTalk unit attaches to the side of a computer monitor and includes a handset and a built-in camera. The camera is directionally adjustable and allows for close-ups and wide-angle views. VideoTalk's features are designed to incorporate new leading edge audio and video compression technology to enable connections over devices such as 28.8 kbps modems. The conferencing feature has the ability to receive transmissions from video servers that distribute one-way broadcasts, such as lectures, training sessions and corporate meetings. VideoTalk provides both color and gray scale video capabilities which will automatically adjust to the capabilities of the transmission medium being utilized.

  VideoTalk is designed with an expansion peripheral interface that enables attachments to be added to the VideoTalk unit. These expansion peripherals are to include a cable TV Internet access unit, a mobile phone unit, a fax device, and an answering machine. Further, a peripheral security enhancer will integrate security systems to provide automatic video and audio recording in the case of a security breach. These peripherals will be released in phases during 1997. VideoTalk contains encryption technology which provides security of transmission for all audio and video, as well as any data generated by attached peripherals. The VideoTalk software will provide integration with the recently announced ActiveX Conferencing Technology, from Microsoft. Camelot's subsidiary, Third Planet Publishing, Inc., will provide
  API specifications so that other developers can take advantage of the features and processing power of VideoTalk in their applications. For example, developers using Microsoft's DirectPlay will be able to incorporate live audio and video into Internet based multimedia games.

  The Company also announced the Internet Telephony Handset which is specifically designed to enable superior voice communications over the Internet. The handset attaches to the side of a computer monitor and functions in a similar way to a telephone handset, thus eliminating the necessity for a headset or microphone and speakers when Internet voice communication software is used. The Internet Telephony Handset will have features such as full compatibility with all popular soundcards, hands-free speaker phone, adjustable input volume control, voice sensitive audio frequency response, and an audio feedback limiter. The Internet Telephony
  Handset will be sold as a stand-alone hardware product capable of being used with DigiPhone and DigiPhone Deluxe, as well as any other Internet voice communication software. The Internet Telephony Handset will have a retail price of $49.95.

  In June 1996, the Company announced that it has signed an agreement with Lucent Technologies to incorporate packet voice technology from Bell Labs, the research and development arm of Lucent Technologies, into the next version of DigiPhone Internet telephony software. Camelot is the first company to announce they will be basing their voice over the Internet product on the Bell Labs Fidelity Plus speech coder. The Fidelity Plus coder is one of a series of high quality voice, audio and video software products from Bell
  Labs targeted at the Internet. The agreement will enable Camelot to use the voice codec in future release of DigiPhone for PC 486 and Pentium platforms and will be compatible with Windows 3.1, Windows 95, and Windows NT software.
  In order to maximize the voice options available to them, DigiPhone users will be able to choose between the existing DigiPhone voice codec and the Bell Labs voice codec when making a call. Bell Labs is the R&D arm of Lucent
  Technologies, which designs, builds, and delivers a wide range of public and private networks, communications systems and software, consumer and business telephone systems and microelectronics components.

  Management believes that it is at the forefront of the emerging Internet voice communications industry and that is has positioned itself to take maximum advantage of the technological lead it enjoys with DigiPhone and it anticipates significant revenues to be generated by this revolutionary software product over the next 24 months. Management expects its principal revenue and profitability will emanate from DigiPhone and DigiPhone derivative software products and from DigiPhone license fees, and intends to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software products produced by its subsidiary Third Planet Publishing.

  1995

  During the year ended April 1995, Company completed its restructuring which involved the sale or closure of all previously owned subsidiaries and established three new operating subsidiaries, namely Third Planet Publishing, Inc., (established in January, 1995), Mr. CD-ROM Stores, Inc. (established in
  December, 1994) and Camelot Distributing, Inc. (established in April 1995).
  Camelot Distributing acquired the inventory and customer list of Maxmedia
  Distributing which was acquired by Company in July, 1994 and has now ceased trading. Due to the fact that trading operations for these subsidiaries commenced various times during the financial year, and to the fact that no prior history exists for the ongoing operations of Company, Company is of the belief that the financial results for the year ended April 1995, and a comparison with prior period financial statements is not indicative of the future results of Company.

  The results of operations of the discontinued operations and the assets sold or to be sold are presented in the financial statements as discontinued operations. Prior year statements of operations have been restated for comparative purposes with the result that no sales or related financial information is shown due to the fact that the Company's CD-ROM software subsidiaries commenced operations during the fiscal year and did not generate any revenues during previous fiscal years.

  Company's continuing operations had Sales of $1,184,469 in fiscal 1995 compared with $-0- for 1994. Company had a Loss from Operations of $2,348,155 compared with a Loss from Operations in fiscal 1994 of $1,138,387. Net Loss for fiscal 1995 was $3,518,904 which includes Loss from Discontinued
  Operations of $1,182,927 which compares with a Loss from Discontinued
  Operations for fiscal 1994 of $402,981.

  The primary reasons for the loss from continuing operations was due to the start up costs relating to the commencement of CD-ROM software operations in its newly formed subsidiaries, and the decision to discontinue Company's other
  businesses.   In addition to start up costs for its new subsidiary, its
  subsidiary Maxmedia which was located in Orlando was closed, and the Company incurred relocation costs of personnel, inventory, fixtures and equipment to
  Dallas which is a non-recurring one time costs.  Mr. CD-ROM Stores incurred costs outside the normal course of business due to the testing and retesting of various retail concept in its Orlando retail unit in order to establish a permanent long term Mr. CD-ROM retail trading format.  Further, Third Planet
  Publishing incurred programming and data processing costs relating to the creation of the CD-ROM interactive catalog and in relation to DigiPhone which management has decided to expense.

  The Consolidated Balance Sheets for 1995 shows Stockholders' Equity of
  ($87,049) compared with $1,408,498 for fiscal 1994. Total Assets were $2,098,874 compared with $3,309,132. The decrease in Stockholder's Equity is due to a combination of the Loss from Operations and the Loss from Discontinued Operations. Subsequent to the year end substantial increases in stockholders equity occurred due to private placements of restricted common and preferred stock and the conversion to common stock of debt owing to an affiliate of the President of Company, all of which resulted in an increase in equity of $1,875,000 during the three month period ending July 1995.

  Company began its CD-ROM software operations by the acquisition of Maxmedia
  Distributing, a Florida based distributor of CD-ROM software in July 1994.
  The customer base of Maxmedia is now being serviced by Camelot Distributing, a CD-ROM distributor supplying independent retailers from distribution facilities in Dallas, Texas. Camelot Distributing now carries approximately
  1,500 CD-ROM titles which it believes is the largest range of CD-ROM software made available from any one distribution source.

  Mr. CD-ROM Stores was established in December, 1994 with the opening of a retail concept store in Orlando, Florida. This store, which was on a six month lease, provided an opportunity to refine Mr. CD-ROM's retail concept during which time retail franchise documentation and approvals were obtained from the majority of states in the USA. A company owned store was opened in Dallas in July, 1995 and it is anticipated that an additional four retail units will be opened by September 1995 in the Dallas area. Mr. CD-ROM Stores is presently negotiating with over 400 potential franchisees both in the USA and internationally with a view to establishing retail franchise units worldwide. Management has announced that it has a target of opening 100 retail franchise units by Christmas, 1996.

  Third Planet Publishing commenced operations in January 1995 and shortly thereafter acquired the worldwide distribution rights to DigiPhone, the world's first full duplex Internet phone system. Third Planet expanded the number of software programmers developing the DigiPhone technology and arranged for quality retail distribution as well as establishing marketing and advertising plans for launching DigiPhone. Management anticipates that DigiPhone will be shipping to retailers in August 1995.

  Subsequent to the period under review, Company completed a private placement of restricted common and preferred shares raising $1,200,000 for the Company.
  The investors are a investment fund managed by Suisse Finance Corporation and have agreed not to dispose of their common shares for a minimum of twelve months. The preferred shares can convert into common shares over a nine month period in equal monthly installments. The preferred shares yield 12% and the transaction was completed at a price equivalent to 30% discount from the price of Camelot shares prevailing at the time of conversion. Hunt and Wissman of Dallas, Texas served at consultants to Suisse Finance on the transaction. Management believes that to have investment advisors of the quality of the Hunts directing a substantial investment into Company is an expression of confidence in Company's future prospects.

  Discontinued Activities

  During the year Company's directors determined to discontinue its remaining non CD-ROM software activity and accordingly its subsidiary Camelot

  Entertainment, Inc., a video distribution company filed Chapter 7 liquidation under the US Bankruptcy laws in January 1995.  Company's only continuing material liability in relation to Camelot Entertainment is a corporate guarantee in the original amount of $200,000 to a creditor of Camelot
  Entertainment.  Such corporate guarantee has been fully allowed for in
  Company's financial statements. (See Item 3).  Company's subsidiary, Camelot
  Communications which had acquired certain wireless cable licenses in
  Manhattan, Kansas ceased activities.  Company determined not to pursue the development of this project and its investment has been written down to
  $50,000.   Revenues of Camelot Entertainment which are not shown in the financial statements as they are discontinued operations were $694,666 for fiscal 1995 compared with $2,597,366 for the previous year.  Loss from
  Operations for fiscal 1995 was $406,057 compared with $1,563,174.

  As reported in the 1994 financial statements, Company's controlling 69% interest in Beecher Energy, Ltd. was sold on May 31, 1994. The transaction was closed in late July 1994. Also as disclosed in the 1994 financial statements, Company's subsidiary Business Investigations which provided investigation services to financial institutions and Vesta Land Title Company which provided title insurance services both discontinued operations on July
  8, 1994.

  1994

  The Company had a Loss from Operations of $1,138,387 compared with a Loss from Operations in fiscal 1993 of $259,160. Net Loss for fiscal 1994 was $1,970,293 after Other Expenses of $428,925 and Loss from Discontinued
  Operations of $402,981, which compares with a Loss from Operations for fiscal
  1993 of $692.092. Included in Other Expenses is a lawsuit settlement of $342,604, a loss on investment in Goldstar Video of $92,750 and an unrealized loss of marketable securities of $58,215. The Loss from Discontinued
  Operations reflects a discontinuance of the Company's previous businesses in real estate, financial services, and energy. Due to the discontinuance of all business that existed at April 30, 1994, and the commencement of software subsidiaries during fiscal 1995, the Company believes that a comparision with previous financial periods is inappropriate.

  The primary reasons for the loss was the start up costs relating to the commencement of the entertainment and communications subsidiaries, the decision to discontinue Company's energy, real estate and financial services subsidiaries, and various Other Expenses such as the lawsuit settlement and the write down or loss on investments. In commencing operations in the distribution of video and computer software, Company incurred expenses in the creation of its distribution facility in Tinton Falls, New Jersey, marketing and advertising expenses for the establishing of its new products and the Professor Nozall and Kids University brand names in the marketplace, costs related to the creation of a sales force capable of marketing directly to 15,000 retail units throughout the United States and Canada, packaging costs relating to display materials and video and computer software packaging, and the creation of a computerized inventory and accounting system linking its Tinton Falls distribution facility with Company's corporate offices in Dallas.
  During the year Company settled outstanding litigation relating to the acquisition of Business Investigations with a settlement including legal fees of $342,604, which settlement adversely affected profitability for the period.

  The Consolidated Balance Sheets for 1994 show Stockholder's Equity of
  $1,408,498 compared with $2,519,731 for fiscal 1993, a decrease of approximately 44%. Total Assets were $3,309,132 compared with $3,377,494, a decrease of approximately 2%. The decrease in Stockholder's Equity is due to a combination of the Loss from Operations and the Loss from Discontinued
  Operations.

  Camelot Corporation began its Entertainment and Communications activities in
  Fiscal Year 1994.  Its subsidiary, Goldstar Entertainment, acquired certain licenses from Goldstar Video Corporation in July, 1993, but discontinued
  trading activities in September, 1993 and became a holding company for licensed properties.  Goldstar Entertainment was sold to an affiliate of the
  President of Company in April, 1994 (See Item 13).   Camelot Entertainment
  began trading activities in August 1993 and comprises the majority of the revenues of Company during 1994.  CEI's profitability was adversely affected during the period by start up costs and the distribution of an unprofitable children's animated video series, which series has now  been discontinued.
  Further, the development costs associated with the creation of the Professor
  Nozall video and software range also affected profitability during the period as did the necessity of offering placement discounts to retailers in order to access shelf space to place newly introduced ranges and establish relationships with such retailers.  CEI entered into a lease arrangement in
  October, 1993 and located its distribution and office facilities for CEI in a
  27,000 square foot property in Tinton Falls, New Jersey. CEI successfully recruited and trained distribution personnel and implemented distribution procedures which required an investment in manpower and financial resources which affected short term profitability, but which will enable CEI to handle future growth.

  Company established Camelot Communications in October, 1993 to acquire certain wireless cable licenses in Manhattan, Kansas. Company believes that the development of a wireless cable business in the Manhattan, Kansas area will require significant capital and is exploring alternative options as to how to utilize and develop this investment. Camelot Communications has also established a TV production and home video studio in Chicago, Illinois which it is anticipated will develop educational series for television and home video use and provide low cost exclusive product for distribution for Camelot
  Entertainment.

  Subsequent to the financial period, Company acquired Maxmedia Distributing, Inc., a Florida based international distributor of CD-ROM software. Maxmedia sells CD-ROM software to over 800 dealers, chain stores, Fortune 1,000 companies, Government agencies, universities and schools in the USA and in 13 other countries, and has an expanding mail order catalog division distributed to a mailing list of approximately 80,000 CD-ROM users. Company intends to expand aggressively in this area and develop a CD-ROM publishing division with a view to publishing quality software titles. Company anticipates that CD-ROM software will become the largest single product range sold by Company.

  Discontinued Activities - Financial Services, Energy, and Real Estate

  During the year Company's Directors determined to discontinue all activities unrelated to Company's entertainment and communications interests.
  Accordingly, Company sold its subsidiaries Forme Capital, Stock Transfer
  Company of America, and Beecher Energy and discontinued operations in its subsidiaries Vesta Land Title and Business Investigations. Management discussion of these former activities are detailed below.

  Company's former subsidiary, Stock Transfer Company of America, ("STCA")
  provides comprehensive stock transfer services to publicly traded companies
  in compliance with reporting requirements and turnaround time.   STCA provides
  transfer agent and registrar functions for the Company.  During the last five years it has made small growth in the number of companies serviced.  Stock transfer services is a highly competitive field and STCA competes with other transfer companies and banks with significantly greater financial strength.
  On April 11, 1994 the Company sold at book value all outstanding shares of
  STCA to Louis Investments, Inc., a private company affiliated with Mr.
  Wettreich.  The effective date of the sale was February 28, 1994 (See Item
  13).

  Company's subsidiary Vesta Land Title Company ("Vesta") provided title insurance services in Henderson County, Texas as an agent for title insurance underwriters who issue title policies. A title insurance policy is an insured statement of the condition of title, or ownership, of real property. Prior to the issuance of a policy, a title report or commitment is prepared after a search of records, maps and documents affecting the parcel in question. For a one-time premium, the policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from coverage. In the event of a challenge that calls into question the terms of a title policy, the underwriter provides legal defense for the policyholder and promptly pays all valid claims or losses up to the amount of the policy. Vesta operated with the proper licenses granted the Texas State Board of Insurance. On 8th July 1994, this Company discontinued operations.

  Business Investigations, Inc. provided asset and title investigations to financial institutions, attorneys, and corporations. Its investigations often uncover hidden assets, which is particularly useful to agencies like the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust
  Corporation ("RTC"). Since the acquisition of Business Investigations, this company has been significantly reduced in size due to a reduction of business coming from the FDIC and the RTC following the improvement in the banking and savings and loan industries. On 8th July 1994, this Company discontinued operations.

  National Appraisal Associates, Inc., McKee-Blanchard and Associates, Inc. and
  First Appraisal Group, Inc. are the entities through which Company's appraisal business was performed. Since acquisition, the appraisal business suffered from intense competition and as a result Company discontinued its appraisal business in November, 1993.

  Beecher Energy, Ltd. received royalty income from 53 gas wells and 1 oil well located in Pennsylvania, Oklahoma and Kansas. On May 31, 1994, the Company sold its 69% controlling interest in Beecher Energy, Ltd., for C$400,000. The transaction closed in late July, 1994.

  Seasonal and Environmental Matters - Energy
    Demand for natural gas is generally greater in winter than in summer.
  Otherwise, the Company's business usually is not seasonal. Also, the Company does not believe that its business operations presently impair environmental quality. However, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company, the extent of which the Company is now unable to assess. Since inception Company has not made any material capital expenditures for environmental control facilities and has no plans to do so.

  Energy Regulatory and Other Matters
    Regulatory agencies in certain states have authority to issue permits for the drilling of wells, regulate the spacing of wells, prevent the waste of oil and gas resources through proration, require drilling bonds and reports concerning operations, and regulate environmental and safety matters.
  Certain producing states, including Oklahoma, have recently considered adopting measures that would alter the methods used to prorate gas production from wells located in the state. If adopted, these measures may limit the rate at which gas can be produced from wells Company has an interest in.

    The operations of Company has been, and in the future from time to time may be, affected by federal, state and local laws and regulations, such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price controls and environmental protection regulations.

    To date, compliance with environmental laws and regulations have not had a material impact on Company. Company has not received any notices from any regulatory agency regarding violations of environmental laws. Company is unable to predict the impact of future laws and regulations on Company's operations.

    Company believes that inflation has not had a material effect on its operations or on its financial condition, but there can be no assurance that future increases in the inflation rate would not have an adverse effect.

  Energy Markets and Purchasers
    Oil and gas production generally is sold at the wellhead to various crude oil purchasers and pipeline companies in the immediate area where hydrocarbons are produced.  There will always be a market for oil production, but the prices obtained based upon a number of factors beyond the Company's control.  Such factors include the extent and prices of imported oil, the availability of pipelines, and federal and state regulations.  The Company's gas wells in Colorado were producing at less than full capacity during the time Company owned the wells during the fiscal year.  Gas wells in northwest
  Pennsylvania are producing near full deliverability. Some wells have not been
  producing profitably and have been shut in.   Prices for gas from northwest
  Pennsylvania vary with the purchaser.

    The current market for domestic oil and gas is very competitive with declining prices and the sale by major energy companies of large sections of their domestic production. To the extent that market prices would effect the prices received by Company's subsidiary Beecher Energy, such trends will decrease the revenues on the existing production owned by Beecher Energy.
  To the extent that the major energy companies are disposing of domestic production, Beecher Energy will be presented with buying opportunities for investment in producing domestic properties. Beecher Energy does not now, and has no intention of becoming in the future an operator of its properties and will seek investment opportunities in the acquisition of existing producing properties.

    Customers having purchases which accounted for more than 10% or more of the Company's consolidated revenues were as described in Note 10 to the Consolidated Financial Statements. The exploration, development and production of crude oil and natural gas are also subject to such operating risks as fires, blowouts, pollution and other hazards. In many cases insurance for such risks is unavailable or prohibitively expensive, and the occurrence of certain uninsured hazards could have a adverse effect on the Company.

  On September 10, 1993, Company sold its investment in Forme Capital for 50% of the bid price of the shares to Zara Wettreich, the wife of the President of
  Company.  This transaction was approved by shareholders of Company at an
  Annual Meeting held on February 15, 1994.   This removed approximately
  $640,000 of debt and approximately $75,000 of annual losses from Company's financial statement.  In addition, Company sold to Forme a vacant office property located at 17738 Preston Road, Dallas, Texas and an office property occupied by Company located at 17770 Preston Road, Dallas, Texas.  Further, if
  17738 Preston Road sold within one year at a price in excess of the price
  Forme paid Company, then such excess profit will be paid to Company as additional consideration.  On December 10, 1993, Company was informed by Forme
  Capital that 17738 Preston Road has been sold to an unaffiliated party, and the net price in excess of the price Forme paid Company was $30,810 which sum has been paid to Company in compliance with the agreement between Company and
  Forme. (See Item 13).

  Liquidity and Capital Resources

  1996

  Net cash used by operating activities for 1996 was $6,740,073 compared with $2,207,683 in 1995. Net cash used by investing activities was $1,889,146 compared with net cash received of $28,482 in 1995. This was primarily due to product development and software costs of $608,800 compared with $40,000 in 1995, to the purchase of minority interests of $264,044 ($0 in 1995), to the issuance of a note receivable in the amount of $312,400 ($0 in 1995) and to purchases of property and equipment of $1,087,658 ($195,589 in 1995).

  Net cash provided by financing activities was $18,350,289 compared with $2,290,941 the previous year. Sales of common stock and preferred stock were $22,330,214 compared with $1,623,847 in 1995. These transactions substantially improved the liquidity of the Company and helped raise stockholders' equity by $15,767,262 in 1996.

  The Company's plans for capital expenditures relate principally to capital costs likely to be incurred in opening of additional retail units. The
  Company estimates that each additional retail unit will require approximately $50,000 of capital expenditure. Only a limited number of such corporate units will be opened during the next 12 months. Management believes that sales from its DigiPhone software product and revenues generated from licensing fees will generate substantial revenues and cash flow for the Company during the next 12 months. Management does not anticipate any liquidity problems over the next 12 months and believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional cash resources from the sale of common and preferred stock and/or by incurring borrowing.

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

  Management continued to demonstrate its ability to attract private investment during the nine months ended January 31, 1996. The Company raised $22,330,214 in private placements of restricted common and convertible preferred stock. The preferred stock yields range from 9% to 12% and can be converted into common shares of the Company in limited amounts during agreed time frames subsequent to issuance and in unlimited amounts thereafter. The conversion rate is equal to an agreed upon discount on the prevailing market price of the Company shares at the time of the conversion.

  1995

  Net cash used by operating activities was $2,207,683 in 1995  compared with
  $2,145,545 in 1994.   This was primarily due to the net loss of $3,518,904
  compared to $1,970,293 in 1994.  The most significant adjustments to reconcile net loss to net cash from operating activities were a write off of discontinued subsidiaries of $560,577.  Net cash provided by investing activities of $28,482 compares with with cash used of $160,239 for the previous year.

  Net cash provided by financing activities was $2,290,941 compared with net cash provided during the previous year of $1,067,171. Sales of common stock of $1,623,847 compares with $517,322 in fiscal 1994.

  Subsequent to the period under review, Company completed $1,425,000 Private
  Placements and converted $450,000 debt owing to an affiliate of the President of Company to common stock. These transaction substantially improve the liquidity of Company, and raised stockholder's equity by $1,875,000 in the quarter ended July 31, 1995.

  Company's plans for capital expenditures relate principally to capital costs likely to be incurred in the opening of additional retail units. Company estimates that each additional retail unit will require approximately
  $50,000 of capital expenditure and anticipates opening four corporate units by September 1995. Company anticipates that additional units will be financed by franchise fees obtained from franchisees as such units are opened. Management believes that sales from its' DigiPhone software product and revenues generated from both corporate and franchisee owned retail stores, will generate substantial revenues and cash flow for Company during the next twelve months. Management does not anticipate any liquidity problems over the next twelve months should such anticipated revenues materialize and in those circumstances believes that the anticipated level of revenue generated by Company together with the present level of cash resources available to Company will be sufficient for its needs. Management believes however that should sales of DigiPhone and or revenues generated from retail units be less than anticipated that it will experience liquidity problems. Management believes that should Company require additional cash resources, it can raise such additional cash resources from the sale of common stock and/or by incurring borrowings from its directors or entities affiliated with directors and from unrelated financial institutions.
  Management is aware that other than indebtedness owing to an entity affiliated with its President, Company has no corporate debt. Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way other than the potential use of cash resources for investment in Company's subsidiaries in the normal course of business.

  1994

  Net cash used by operating activities was $2,149,684 in 1994 compared with $458,900 in 1993. This was primarily due to the net loss of $1,970,293 compared to $692,092 in 1993. The most significant adjustments to reconcile net loss to net cash from operating activities were a provision for returns and allowances of $359,690 ($0 in 1993), a provision for loss on note receivable of $75,000 ($0 in 1993), a write down of securities to market value of $58,215 ($15,082 in 1993), a loss from discontinued operations of $49,030 ($0 in 1993) and non-cash transaction for services of $165,000 ($0 in 1993) and written off investment of $92,750 ($0 in 1993). Net cash used by investing activities of $160,239 compares with $125,377 for the previous year.

  Net cash provided by financing activities was $1,067,171 compared with net cash provided during the previous year of $1,775,185. Sales of common stock of $517,322 compares with $1,931,150 in fiscal 1993. Proceeds from notes payable from a related party of $470,000 occurred in 1994 ($0 in 1993).

  Company has no plans for capital expenditures. Management does not anticipate any liquidity problems over the next twelve months, and believes the present level of revenue generated by Company together with the present level of cash resources available to Company will be sufficient for its needs. Management believes that should Company require additional cash resources due to expansion of its business, or for acquisitions, that it can raise such additional cash resources from the sale of common stock, and/or by incurring borrowings from its directors or entities affiliated with directors and from unrelated financial institutions. Management is aware that, other than indebtedness owing to an entity affiliated with its President, Company has no corporate debt, and Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way other than the potential use of cash resources for investment in Company's subsidiaries in the normal course of business.


  Item 8.        Financial Statement and Supplementary Data

       Index to Consolidated Financial Statements         Page
       Report of Independent Auditors - 1996              F-1

       Consolidated Financial Statements
            Balance Sheets - April 30, 1996 and 1995      F-2 and
                                                          F-3
            Statements of Operations for the years
               ended April 30, 1996, 1995 and 1994        F-4

            Statements of Stockholders' Equity for the
               years ended April 30, 1996, 1995 and 1994  F-7

            Statements of Cash Flows for the years ended
                 April 30, 1996, 1995 and 1994            F-8 and
                                                          F-9

            Notes to Consolidated Financial Statements    F-10 through
                                                          F-30

       Consolidated Schedule                              F-31

  The information itemized above are included in Part IV, Item 14 as Exhibit
  (a) (1) and begins at F-1 following page 39.

  Also included is the unaudited information regarding proven oil and gas reserves.

  Item 9.        Disagreements on Accounting and Financial Disclosure

  Lane Gorman Trubitt, L.L.P., were the auditors for the fiscal year ended April 30, 1996. During the previous year, there were no disagreements between the Company and the auditors regarding a policy or disclosure. Coopers and Lybrand were retained by the board of directors to perform the audit for fiscal year 1994. They were dismissed prior to signing an engagement letter due to a fee deemed unacceptably high, and not cost effective to the Company. The board approved the dismissal in order to hire a local firm, Lane Gorman and Trubitt, L.L.P., to perform audit services for fiscal year 1994.

                                   PART III

  Item 10.  Directors and Executive Officers of the Company

  The following persons serve as directors and/or officers of the Company as of July 2, 1996:

  Name                   Age   Position         Period Served       Term Expires

  Daniel Wettreich       44    Chairman and     September 16, 1988  Next Annual
                               Chief Executive Officer,             Meeting
                               President,
                               Director


  Jeanette P. Fitzgerald 35    Vice President   September 16, 1988  Next Annual
                               General Counsel,                     Meeting
                               Secretary,
                               Director

  Allan S. Wolfe         62    Director         May 24, 1993        Next Annual
                                                                    Meeting

  Henry Gelender         49    Director         December 1, 1995    Next Annual
                                                                    Meeting

  Thomas D. Watts        45    Vice President   June 10, 1996       N/A
                               of Operations

  Stuart B. Sikes        32    Vice President   June 10, 1996       N/A
                               of Marketing

  Robert B. Gregory      44    Vice President   July 1, 1996        N/A
                               of Finance


  David D. McCurley      30    Vice President   June 10, 1996       N/A
                               & Chief Technical Officer

  Daniel Wettreich

  Daniel Wettreich is Chairman and Chief Executive Officer, President and Director of the Company since September 1988. He is also a Director and Officer of all its subsidiaries. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Since May 1996, he has been Director and Chief Executive Officer of DigiPhone Europe, Ltd., a United Kingdom based distributor of software in Europe. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., a real estate company and Danzar Investment Group, Inc., Malex, Inc., Adina, Inc., and Tussik, Inc. which are dormant companies seeking merger opportunities. In July 1993, he was appointed Director of Goldstar Video Corporation following an investment by the Company. From January 1985 to February 1988 he was a founding director of

  Phoenix Network, Inc., a telecommunications company listed on the American Stock Exchange. Mr. Wettreich was an executive with two London, England merchant banks in the mid 1970's. Subsequently he was owner/manager of a private distribution company, and thereafter Chief Financial Officer of a $60 million retailer listed on the London Stock Exchange. Mr. Wettreich has been an officer and director of Hermina, Inc., the corporate trustee of The Wettreich Heritage Trust since June 1981. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

  Jeanette P. Fitzgerald

  Jeanette Fitzgerald is Vice President and General Counsel, Corporate Secretary and a Director of the Company since September 1988. She is a director and secretary of the Company's subsidiaries. She is a member of the State Bar of Texas and the Business Law section. Since May 1996, she has been a Director of DigiPhone Europe, Ltd., a United Kingdom based distributor of software in Europe. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc., and of Malex, Inc., Adina, Inc., Tussik, Inc. and Danzar Investment Group, Inc., which are public companies. In July 1993, she was appointed Director of Goldstar Video Corporation following an investment by the Company. Previous to these positions, from 1987 to 1988 she worked as a staff attorney and in the compliance department at H.D. Vest, Inc., a holding company with subsidiaries including a securities brokerage firm. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986, and from the University of Michigan with a Bachelors of Business Administration in December 1982.

  Allan S. Wolfe

  Allan S. Wolfe has been a Director of the Company since May, 1993. He is Chairman and President of Database Technologies, Inc., a public company providing database software to the insurance industry from May 1986 to the present. He is also, since 1984, a director and Chief Executive Officer of Pathfinder Data Group ("PDG"), a database company. A subsidiary of PDG, Pathfinder Data, Inc., filed for protection from creditors under Chapter 11 and has since been converted to Chapter 7.

  Henry Gelender

  Dr. Henry Gelender has been a Director of the Company since December, 1995. He is President of Cornea Associates of Texas, PA, one of the leading cornea transplant surgery centers in the country. He is Vice Chairman of the Department of Ophthalmology at Presbyterian Hospital in Dallas, Texas since 1994, and is Clinical Associate Professor of Ophthalmology at the University of Texas, Southwestern Medical School in Dallas since 1983. He received his medical degree from the University of Health Sciences at the Chicago Medical School in Chicago, Illinois in 1973, and had a BA in Zoology from the University of California.

  (1) A subsidiary, Camelot Entertainment, Inc., filed Chapter 7 liquidation in January 1995.

  (2) Goldstar Video filed for protection from creditors pursuant to Chapter 11 in October 1993, and has converted to a liquidation proceeding.

  Certain Significant Employees of Principal Subsidiaries

  Thomas D. Watts

  Tom Watts is Vice President of Operations of the Company since June 1996. Previously, he was Vice President and General Manager of Third Planet Publishing, Inc. He was Senior Vice President of Operations for FoxMeyer Health Corporation since 1994, a health care pharmacy provider. From 1992 he was Vice President of The Harvard Chase Group, a technology venture capital company, and prior to that from 1989 he was Vice President of Operations for Hathaway Corporation, a computer software research and development company. From 1980 to 1989 he was the executive in charge of Data Information Services, Inc., firstly as President until 1985 when it was acquired by MTech Corporation, then as Vice President until MTech was acquired in 1988 by Electronic Data Systems (EDS), and then as Division Manager when the company was owned by EDS. He has a BS in Economics and a BS in Management from the University of Mobile.

  Stuart B. Sikes

  Stuart Sikes is Vice President of Marketing of the Company since June 1996. Previously, since 1994, he was Marketing and Sales Director of PW Solutions, Inc., a value added reseller, marketing accounting and information software systems. From 1992 he was Product Marketing Manager for OpenConnect Systems, Inc., a company marketing connectivity software. From 1988 to 1992, he was an Account Executive with AT&T Global Information Solutions. Mr. Sikes graduated in 1988 from Southern Methodist University with an MBA, and in 1986 from Vanderbuilt University with a BA in Economics.

  Robert B. Gregory

  Robert Gregory is the Vice President of Finance for the Company since July 1996. He was previously Director of Finance of Jenkens & Gilchrist, one of Texas's largest law firms, prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of the communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.

  David D. McCurley

  David McCurley is Vice President and Chief Technical Officer of the Company since June 1996. He was previously Vice President of Programming of Third Planet Publishing, Inc., since 1994. Previously, from 1989, he was Systems Coordinator for South Trust Bank.

  11. Executive Compensation

  The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 1996. No bonuses were granted to any officer, nor was any compensation deferred.

                             SUMMARY COMPENSATION TABLE

                                Annual Compensation   Long-Term Compensation

                                                      Awards   Payouts
  Name & Principal      Salary       Other Annual Restricted Options LTIP    All
    Position       Year        Bonus Compensation  Stock     SARs    Payouts Other
                                                   Awards                    Comp.

  Daniel Wettreich 1994    -     -         -           -        -       -    $(1)
  Chairman & CEO   1995    -     -         -           -     1,000,000  -    $(1)
                   1996    -     -         -           -        -       -    $(1)

  Jeanette P.      1994    -     -         -           -        -       -    $(1)
  Fitzgerald, VP,  1995    -     -         -           -       175,000  -    $(1)
  Gen. Counsel,    1996    -     -         -           -        -       -    $(1)
  Secretary

  (1) Daniel Wettreich and Jeanette Fitzgerald, Directors and Officers of Company, were employees of a company affiliated with Mr. Wettreich, which company provided the Company with management services until July 1995 and was paid $44,000, $286,000 and $290,500 for the years ended April 30, 1996, 1995 and 1994 respectively. In July 1995, Mr. Wettreich and Ms. Fitzgerald became employees of Company and Mr. Wettreich entered into an employment contract with Company.

  Directors of the Company receive no salary for their services as such, but are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

  Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of Company or a change in the officer's responsibilities following a change in control other than Mr. Wettreich.

  On July 1, 1995, Company entered into an employment contract with Mr. Wettreich whereby he was employed as Chairman, Chief Executive Officer and President of the Company for a period of ten years at an annual salary of $250,000 and a cash bonus equal to 5% of the Company's annual profits before taxation. In the event of Mr. Wettreich's death during the term of the agreement, Company will pay annual death benefits of $250,000 for a period of four years. Mr. Wettreich may terminate his employment after the date of a change in control of the Company. A change in control is defined as any person other than Mr. Wettreich or his family interests becomes beneficial owner, directly or indirectly of common stock of the Company representing 30% or more of the Company's issued and outstanding common stock or if the Incumbent Board as defined, ceases to constitute a majority of the board of directors. If Mr. Wettreich terminates his employment after a change of control in the company, he shall be paid (i) the base salary and any bonuses payable to him under the agreement or (ii) an amount equal to the product of the annual base salary and bonus paid to Mr. Wettreich during the year preceding the termination date multiplied by five whichever of (i) or (ii) is more. In the circumstances whereby Mr. Wettreich terminates his employment for good reason, as defined, he will receive payments in accordance with the payments received if termination occurs after a change of control of the Company.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of July 2, 1996 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (8 persons).

  Name and Address of      Amount and Nature of          Percent
  Beneficial Owner         Beneficial Ownership          of Class

  Daniel Wettreich         7,514,665 (1)(2)(3)           28.3%
  17770 Preston Road
  Dallas, Texas 75252

  Jeanette P. Fitzgerald     182,000 (4)                 *
  17770 Preston Road
  Dallas, Texas 75252

  Allan Wolfe                 40,000 (5)                 *
  390 South River Road
  Suite 5
  Bedford
  New Hampshire  03110

  Henry Gelender             215,500 (6)                 *
  7150 Greenville Avenue
  Suite 600
  Dallas, Texas  75231

  Tom Watts                   30,000 (7)                 *
  17770 Preston Road
  Dallas, Texas  75252

  David McCurley              50,000 (8)                 *
  17770 Preston Road
  Dallas, Texas  75252

  Stuart Sikes                20,000 (9)                 *
  17770 Preston Road
  Dallas, Texas  75252

  Robert Gregory              10,000 (10)                *
  17770 Preston Road
  Dallas, Texas  75252

  All Officers and         8,062,165 (1)(2)(3)(4)(5)(6)  30.3%
  Directors as a group
  (8 persons)

  * Under 0.1%

  Zara Wettreich,          1,494,166                     5.6%
  Separate Property
  17770 Preston Road
  Dallas, Texas 75252

  Forme Capital, Inc.      2,650,000 (3)                 9.9%
  17770 Preston Road
  Dallas, Texas  75252

  (1) 920,499 of these shares are in the name of Zara Wettreich and Hermina, Inc. trustees of The Wettreich Heritage Trust ("Trust"), a Texas trust whose beneficiaries are the children of Daniel Wettreich. 1,494,166 of these shares are owned by Zara Wettreich the wife of Mr. Wettreich, as her separate property. 1,000,000 of these shares are owned by Wettreich Financial Consultants, Inc. ("WFC"), a Texas company owned by the wife and children of Mr. Wettreich. 650,000 of these shares are owned by Forme Capital, Inc., ("Forme"), a Delaware company of which Mr. Wettreich is a director and officer. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by his wife, Trust, WFC, and Forme.

  (2) Includes an option to purchase 1,000,000 shares granted to Daniel Wettreich, which option is not exercised.

  (3) Includes an option granted to Forme Capital, Inc., a company affiliated with Mr. Wettreich, to purchase 2,000,000 shares, which option is not exercised.

  (4) Includes an option to purchase 115,000 shares granted to Jeanette Fitzgerald, which option is not exercised.

  (5) Includes an option to purchase 30,000 shares granted to Allan Wolfe, which option is not exercised.

  (6) Includes an option to purchase 15,000 shares granted to Henry Gelender, which option is not exercised. 500 of these shares are as custodian for Rachel Gelender UGMA.

  (7) Includes an option to purchase 30,000 shares granted to Tom Watts, which option is not exercised.

  (8) Includes an option to purchase 50,000 shares granted to David McCurley, which option is not exercised.

  (9) Includes an option to purchase 20,000 shares granted to Stuart Sikes, which option is not exercised.

  (10) Includes an option to purchase 10,000 shares granted to Robert Gregory, which option is not exercised.

  Item 13.  Certain Relationships and Related Transactions

  Company paid management fees of $44,000 in 1996 and $286,000 in 1995 to Wettreich Financial Consultants, Inc. ("WFC"), a company affiliated with the President of the Company. These management services consisted of the provision of the services of the President and Corporate Secretary of Company. The amount was determined by the time, effort, and skill required to provide these services. The President and the Corporate Secretary of Company were employees of WFC and during the fiscal year ended April 1995, received no compensation from Company.

  Company, through its previously wholly-owned subsidiary, Stock Transfer Company of America, Inc., provided services during the year ended April 1994, as a securities transfer agent to companies affiliated with the President of Company. For the ten months ended February 28, 1994, Company recognized sales of approximately $1,243 to these affiliated companies. Services as a security transfer agent to companies affiliated with Allan Wolfe, director of Company were also provided. For the ten months ended February 28, 1994, Company recognized sales of approximately $1,807 to these affiliated companies.
  During the years ended April 1995 and 1996, Stock Transfer Company of America continued to provide stock transfer services to Company and a total of $3,843 and $16,598 were paid by Company for these services. In the opinion of the Board of Directors, the terms of these transactions was as fair to the company as could have been made with an unaffiliated party.

  The Company leased 10,000 square feet of offices from Forme Capital, Inc., a company affiliated with the President of the Company. The lease is for a term of 5 years commencing September 1993 at $8 per square foot. Total rent paid during fiscal 1996 and 1995 was $80,000, respectively. The lease agreement and transactions related thereto were approved by a vote of Company's shareholders.

  The Company received loans from Forme totaling $406,000 and $470,000 in fiscal years 1995 and 1994, respectively. Payments of $236,000 and $190,000 were made in fiscal years 1996 and 1995, respectively. Forme converted the remaining balance of $450,000 to common stock during fiscal 1996. Total interest paid during fiscal 1996 was $11,615 and 1995 was $35,961. During fiscal 1996 and 1995, Company received dividend payments from Forme Capital, Inc., Preferred Shares Series C in the amount of $46,657 for 1996 and $46,657 for 1995.

  On March 9, 1995, Company issued 15,000 common shares valued at $22,500 to a company for a mailing list. The president of that company was the wife of the president of Camelot Distributing, Inc., one of Company's subsidiaries.

                                     PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) The following financial statements are included herein for fiscal year ended April 30, 1996.

       Index to Consolidated Financial Statements             Page

       Report of Independent Auditors - 1996                  F-1
       Consolidated Financial Statements
          Balance Sheets - April 30, 1996 and 1995            F-2 and
                                                              F-3
          Statements of Operations for the years
            ended April 30, 1996, 1995 and 1994               F-4

          Statements of Stockholders' Equity for the
            years ended April 30, 1996, 1995 and 1994         F-5 through
                                                              F-7
          Statements of Cash Flows for the years ended
            April 30, 1996, 1995 and 1994                     F-8 and
                                                              F-9

          Notes to Consolidated Financial Statements          F-10 through
                                                              F-30
  (a) (2)  Consolidated Schedule                              F-31

  (a) (3)  Exhibits included herein:
      3(a) Articles of Incorporation      Incorporated by reference to Form 10
                                          Registration Statement filed on
                                          June 23, 1976.

       3(b) Bylaws                        Incorporated by Reference as
                                          immediately above.

     10 (a) 1982 Incentive Stock
            Option Plan                   Incorporated by reference to Proxy
                                          Statement for September 9, 1982
                                          Annual Meeting of Shareholders.
        (b) 1991 Incentive Stock
            Option Plan                   Incorporated by reference to the
                                          Proxy Statement for April 13, 1992
                                          Annual Meeting of Shareholders.
      22(a) Subsidiaries
        (7) Reports on Form 8-K:
            Report filed October 31, 1995 reporting Item 2.

                                    EXHIBIT 22(a)
                                    SUBSIDIARIES
                                 AS OF JULY 5, 1996

       Third Planet Publishing, Inc.          100%
       Mr. CD-ROM Stores, Inc.                100%
       Camelot Distributing, Inc.             100%
       Kids University, Inc.                  100%
       Camelot Communications, Inc.           100%
       Maxmedia Distributing, Inc.            100%
       Camelot Internet Access Services, Inc. 100%
       Camelot Business Investigations, Inc.  100%
       Camelot Energy, Inc.                   100%
       McKee-Blanchard and Associates         100%

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CAMELOT CORPORATION
  (Company)


  By:   /s/Daniel Wettreich
        President

  Date:     July 10, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


  By:  /s/Daniel Wettreich                By:  /s/Allan Wolfe
       Director; President and CEO             Director
       (principal executive officer and
       principal financial officer)       Date:      July 10, 1996

  Date:    July 10, 1996


  By:  /s/Jeanette Fitzgerald             By:  /s/ Henry Gelender
       Director; Secretary;                    Director
       Vice President and General Counsel

  Date:    July 10, 1996                  Date:     July 10, 1996


  By:   /s/Robert Gregory
        Vice President Finance
        (principal accounting officer)


  Date:     July 10, 1996

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



  Board of Directors and Stockholders
  Camelot Corporation and Subsidiaries

  We have audited the accompanying consolidated balance sheets of Camelot Corporation and Subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Beecher Energy, Ltd., a majority-owned subsidiary, which statements reflect total revenues of $71,897 for the year ended April 30, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Beecher Energy, Ltd. is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation and Subsidiaries as of April 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Camelot Corporation and Subsidiaries for each of the three years in the period ended April 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




  Dallas, Texas
  June 27, 1996

                    CAMELOT CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                April 30,

                                                  1996            1995
  ASSETS

  CURRENT ASSETS
  Cash and cash equivalents                $     9,870,599   $     149,529
  Trading securities                             1,341,508            -
  Securities available for sale                    945,777         103,964
  Accounts receivables, net of allowance
    for doubtful accounts of $11,415 and
    $36,419 at April 30, 1996 and 1995,
    respectively                                   241,837          40,617
  Prepaid expenses                                 215,073          31,624
  Inventories, net of allowance for
    obsolescence of $198,000 and $0 at
    April 30, 1996 and 1995, respectively        1,272,973         606,065
      Total current assets                      13,887,767         931,799

  PROPERTY AND EQUIPMENT - AT COST
  Office equipment and fixtures                  1,363,484         637,908
  Leasehold improvements                           222,124               -
                                                 1,585,608         637,908
    Less accumulated depreciation
      and amortization                            (453,450)       (306,186)
                                                 1,132,158         331,722

  OTHER ASSETS
  Preferred stock-related party                    530,917         530,917
  Licenses, trademarks and product
    development, net of accumulated
    amortization of $151,979 and $0
    at April 30, 1996 and 1995, respectively     1,141,021          90,000
  Goodwill, net of accumulated amortization
    of $11,750 at April 30, 1995                         -         189,671
  Other                                             10,000          24,765
      Total other assets                         1,681,938         835,353

                                           $    16,701,863   $   2,098,874

  See accompanying notes to consolidated financial statements

                     CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets - Continued
                                   April 30,

                                                  1996            1995
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable - related party            $             -   $     686,000
  Accounts payable                                 777,181       1,002,036
  Accrued expenses                                 194,329          43,392
  Net current liabilities of
    discontinued operations                         50,185         190,451
      Total current liabilities                  1,021,695       1,921,879

  MINORITY INTEREST IN SUBSIDIARIES                      -         264,044

  STOCKHOLDERS' EQUITY
  Common stock, $0.1 par value, 50,000,000
    shares authorized, 19,452,191 and 11,628,851
    shares issued at April 30, 1996 and 1995,
    respectively                                   194,522         116,289
  Preferred stock, $0.1 par value, 100,000,000
    shares authorized, 10,143,389 and 189,190
    shares issued and outstanding at April 30,
    1996 and 1995, respectively                    101,434           1,892
  Additional paid-in capital                    30,410,954       7,637,515
  Accumulated deficit                          (12,186,463)     (7,620,750)
  Less net unrealized loss on available-
    for-sale securities                            (50,548)        (51,553)
  Less treasury stock, at cost, 1,149,806
    and 307,706 shares at April 30, 1996
    and 1995, respectively                      (2,714,575)       (170,442)
  Less note receivable from officer related
    to purchase of common stock                    (75,156)              -
      Total stockholders' equity (deficit)      15,680,168         (87,094)

                                           $    16,701,863   $   2,098,874

 See accompanying notes to consolidated financial statements

                    CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                             Years Ended April 30,

                                     1996          1995          1994
  REVENUES                       $  3,002,049  $  1,184,469   $          -

  COST OF SALES                       843,127       905,330              -

      GROSS PROFIT                  2,158,922       279,139              -

  OPERATING EXPENSES
   General and administrative       6,233,501     2,511,108      1,092,730
    Depreciation, depletion and
   amortization                       354,419       116,186         45,657

   Total operating expenses         6,587,920     2,627,294      1,138,387

  LOSS FROM OPERATIONS             (4,428,998)   (2,348,155)    (1,138,387)

  OTHER INCOME (EXPENSE)
   Interest and miscellaneous        152,278         1,370         20,050
   Dividend income - related party    46,657        46,657         29,901
   Loss on disposition of assets    (126,931)            -         (2,896)
   Minority interest in loss of
     subsidiary                            -             -         20,602
   Lawsuit settlement                      -             -       (342,604)
   Loss on Goldstar Video
     Corporation investment                -             -        (92,750)
   Unrealized gain (loss) on
     marketable securities            53,821             -        (58,215)
   Interest expense - related party  (11,615)      (35,849)        (3,013)

   Total other income (expense)      114,210        12,178       (428,925)

  LOSS FROM CONTINUING OPERATIONS (4,314,788)   (2,335,977)    (1,567,312)

  DISCONTINUED OPERATIONS
   Loss from operations                    -      (622,350)      (474,296)
   Income (loss) on disposals       (250,925)     (560,577)        71,315

   Loss from discontinued operations(250,925)   (1,182,927)      (402,981)

  NET LOSS                         (4,565,713)   (3,518,904)    (1,970,293)

  DIVIDENDS ON PREFERRED STOCK       (575,414)      (19,200)       (34,113)

  NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS           $ (5,141,127) $ (3,538,104)  $ (2,004,406)

  LOSS PER SHARE:
   LOSS FROM CONTINUING OPERATIONS       (.31)         (.23)          (.21)
   LOSS FROM DISCONTINUED OPERATIONS     (.02)         (.12)          (.05)
   DIVIDENDS ON PREFERRED STOCK          (.04)         (.00)          (.01)
   NET LOSS PER  COMMON SHARE        $   (.37)     $   (.35)      $   (.27)

  WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON STOCK
   EQUIVALENT SHARES OUTSTANDING   13,764,755    10,186,021      7,555,148

  See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity
                  For the Period from May 1, 1993 through April 30, 1996

                               Common  Common  Preferred Preferred Additional
                               Stock   Stock   Stock     Stock     Paid In
                               Shares  Amount  Shares    Amount    Capital
  Balance at May 1, 1993    6,177,010  $61,769 239,190   $  2,392  $  4,749,667

  Payment of common stock
  subscribed at April 30, 1993      -        -       -          -             -

  Sales of common stock
  for cash                  1,254,608   12,546       -          -       504,776

  Purchase of Goldstar
  Video Corporation           500,000    5,000       -          -       213,750

  Licensing agreement with
  American Education
  Corporation                 200,000    2,000       -          -        80,500

  Licensing agreement with
  Americomm, Inc.             100,000    1,000       -          -        36,500

  Compensation for services   100,000    1,000       -          -        44,000

  Acquisition of 288,000
  shares of common stock
  for treasury                      -        -       -          -             -

  Common stock subscribed     300,000    3,000       -          -       203,250

  Stock subscription receivable     -        -       -          -             -

  Preferred stock cash
  dividends related parties         -        -       -          -       (34,114)

  Net loss                          -        -       -          -             -

  Balance at April 30,
  1994                      8,631,618  $86,315 239,190   $  2,392  $  5,798,329

  See accompanying notes to consolidated financial statements.

    (Continued)

  Accumulated   Cumulative   Unrealized  Treasury    Stock         Total
  Deficit       Foreign      Losses On   Stock       Subscription  Stockholders'
                Currency     Avail. for              Receivable    Equity
                Translation  Sale
                Adjustment   Securities

  $(2,131,553)  $  (4,139)   $        -  $ (44,442)  $ (113,963)   $  2,519,731


            -           -             -          -      113,963         113,963


            -           -             -          -            -         517,322


            -           -             -          -            -         218,750



            -           -             -          -            -          82,500


            -           -             -          -            -          37,500


            -           -             -          -            -          45,000



            -           -             -   (126,000)           -        (126,000)


            -           -             -          -            -         206,250


            -           -             -          -     (206,250)       (206,250)


            -           -             -          -            -         (34,114)

   (1,970,293)      4,139             -          -            -      (1,966,154)


  $(4,101,846)  $       -    $        -  $(170,442)  $ (206,250)   $  1,408,498

  See accompanying notes to consolidated financial statements.

                         CAMELOT CORPORATION AND SUBSIDIARIES
                     Consolidated States of Stockholders' Equity
                 For the Period from May 1, 1993 through April 30, 1996

                            Common     Common   Preferred Preferred Additional
                            Stock      Stock    Stock     Stock     Paid In
                            Shares     Amount   Shares    Amount    Capital

  Balance at April 30,
  1994                      8,631,618  $ 86,315  239,190  $ 2,392   $ 5,798,329

  Conversion of Series C
  preferred stock to common
  stock                        10,000       100  (50,000)    (500)          400


  Preferred stock cash
  dividends related party           -         -        -        -       (19,200)

  Payment of common stock
  subscribed at April 30,
  1994                        125,806     1,258        -        -        (1,258)

  Sale of common stock
  for cash                  2,523,343    25,234        -        -     1,598,613

  Purchase of Maxmedia
  Distributing, Inc.          205,000     2,050        -        -       141,450

  Compensation for services   133,084     1,332        -        -       119,181

  Change in net unrealized
  losses on available-for-
  sale securities                   -         -        -        -             -

  Net loss                          -         -        -        -             -

  Balance at April 30,
  1995                     11,628,851  $116,289  189,190  $ 1,892  $  7,637,515

  See accompanying notes to consolidated financial statements.

  (Continued)

  Accumulated  Cumulative   Unrealized  Treasury   Stock          Total
  Deficit      Foreign      Losses on   Stock      Subscription   Stockholders'
               Currency     Available              Receivable     Equity
               Translation  For Sale
               Adjustment   Securities


  $(4,101,846) $         -  $        -  $(170,442) $ (206,250)    $   1,408,498



            -            -           -          -           -                 -


            -            -           -          -           -           (19,200)



            -            -           -          -     206,250           206,250


            -            -           -          -           -         1,623,847


            -            -           -          -           -           143,500

            -            -           -          -           -           120,513



            -            -     (51,553)         -           -           (51,553)

   (3,518,851)           -           -          -           -        (3,518,904)

  $(7,620,750) $         -  $  (51,553) $(170,442) $        -     $     (87,049)

  See accompanying notes to consolidated financial statements.

                           CAMELOT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity
                   For the Period From May 1, 1993 through April 30, 1996

                          Common     Common   Preferred   Preferred Additional
                          Stock      Stock    Stock       Stock     Paid In
                          Shares     Amoutn   Shares      Amount    Capital
  Balance at April 30,
  1995                  11,628,851  $ 116,289    189,190  $ 1,892   $ 7,637,515

  Conversion of preferred
  stock to common stock:
   Series BB               344,337      3,443   (888,000)  (8,880)        5,437
   Series G              2,273,748     22,738 (5,333,333) (53,333)       30,595
   Series H              2,148,335     21,483 (3,525,000) (35,250)       13,767

  Sale of common stock
  for cash                       -          - 19,766,666  197,666    18,850,999

  Common stock issued for
  services                 203,156      2,032          -        -       753,360

  Common stock issued to
  officer for notes
  receivable                60,000        600          -        -        74,556

  Change in net unrealized
  losses on available-
  for-sale securities            -          -          -        -             -

  Retirement of Series D
  preferred stock                -          -    (66,134)    (661)      (65,473)

  Common stock issued to
  pay not payable to
  related party            600,000      6,000          -        -       444,000

  Purchase of common
  treasury stock                 -          -          -        -             -

  Preferred stock dividends
  to:
   Related parties               -          -          -        -       (19,200)
   Other parties                 -          -          -        -      (556,214)

  Net loss                       -          -          -        -             -

  Balance at April 30,
  1996                  19,452,191  $ 194,522 10,143,389  $101,434  $30,410,954

  See accompanying notes to consolidated financial statements.

                    CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           Years Ended April 30,

                                           1996          1995          1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $(4,565,713) $ (3,518,904) $ (1,970,293)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
  Non cash transactions for services        387,391       120,513       165,000
  Securities received as revenue         (1,950,575)            -             -
  Depreciation and amortization             354,419       116,186        50,640
  Undistributed gain (loss) in minority
   interest in subsidiaries                       -        (1,336)       37,783
  Loss on disposal of assets                191,918        22,535        95,646
  Write down (up) of securities to
   market value                             (53,821)            -        58,215
  Provision for uncollectible accounts
   & notes receivable                        10,887        41,500        36,399
  Provision for inventory obsolescence      198,000             -             -
  Provision for returns and allowances            -             -       359,690
  (Income) loss on disposal of
   discontinued operations                        -       560,577       (49,030)
  Change in assets and liabilities,
   net of effect from purchase of
   subsidiaries:
    Accounts receivable                    (212,107)      797,005    (1,198,746)
    Prepaid expenses                       (183,449)      (16,188)       (3,530)
    Inventories                            (864,908)      (23,865)     (549,622)
    Other assets                                  -        (5,366)        5,906
    Accounts payable and accrued expenses    88,151      (300,340)      816,397
    Obligations - discontinued operations  (140,266)            -             -
  Net cash used in operating activities  (6,740,073)   (2,207,683)   (2,145,545)

  CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment    (1,087,658)     (195,589)      (33,597)
  Purchase of marketable securities               -             -      (306,840)
  Collections received on notes receivable        -        67,028             -
  Proceeds from sale of property and
   equipment                                 11,500        31,500             -
  Proceeds from sale of marketable
   securities                                93,447             -       330,198
  Proceeds from return of deposits           14,765         6,000             -
  Licenses, trademarks and product
   development                             (608,800)      (40,000)            -
  Purchase of subsidiary                          -       (25,000)            -
  Proceeds from sale of subsidiary                -       184,543             -
  Issuance of note receivable -
   related party                                  -             -      (150,000)
  Issuance of note receivable              (312,400)            -             -
  Net cash provided by (used in)
   investing activities                  (1,889,146)       28,482      (160,239)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock                   3,281,549     1,623,847       517,322
  Payments received on common stock
   subscribed                                     -       206,250       113,963
  Sale of preferred stock                19,048,665             -             -
  Sale of subsidiary preferred stock              -       264,044             -
  Redemption of preferred stock             (66,134)            -             -
  Dividends paid                           (575,414)      (19,200)      (34,114)
  Purchase of treasury stock             (2,544,133)            -             -
  Payments on debt                         (294,200)     (190,000)            -
  Proceeds (payment) - notes payable -
   related parties                         (236,000)      406,000       470,000
  Redemption of subsidiary preferred
   stock                                   (264,044)            -             -
  Net cash provided by financing
   activities                            18,350,289     2,290,941     1,067,171

  NET INCREASE (DECREASE) IN CASH         9,721,070       111,740    (1,238,613)

  CASH AT BEGINNING OF YEAR                 149,529        37,789     1,276,402

  CASH AT END OF YEAR                   $ 9,870,599  $    149,529  $     37,789

  See accompanying notes to consolidated financial statements

                    CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            Years Ended April 30,

                                        1996           1995         1994
  Supplemental information:
    Cash paid for interest          $    11,615    $    38,681  $     1,390
    Cash paid for income taxes      $         -    $         -  $         -

  NONCASH INVESTING AND FINANCING ACTIVITIES

  As discussed in Note 7, in fiscal 1996, the Company issued 600,000 shares of restricted common stock in settlement of $450,000 of promissory notes to a related party, Forme Capital, Inc.

  In fiscal 1996, the Company issued 67,470 shares of restricted common stock, with an agreed value of $350,000, for acquisition of software.

  As discussed in Note 9, in fiscal 1996, the Company's Preferred Stock was converted to the Company's restricted common stock as follows:

      888,000 Series BB Preferred for 344,337 shares of restricted common 5,333,333 Series G Preferred for 2,273,748 shares of restricted common 3,525,000 Series H Preferred for 2,148,335 shares of restricted common

  As discussed in Note 12, in fiscal 1996, an officer of the Company executed a 6% interest bearing note in the principal amount of $75,156 to exercise stock options.

  In fiscal 1996, the Company exercised its option to purchase 400,000 shares of stock in another company in satisfaction of a note receivable in the amount of $312,400.

  In fiscal 1996, the Company issued notes payable in the amount of $294,200 for acquisition of software.

  As discussed in Note 2, in fiscal 1995, the Company acquired 100% of the common stock of Maxmedia Distributing, Inc., and Maxmedia Publishing, Inc., in exchange for $25,000 in cash plus 205,000 shares of the Company's restricted common stock valued at $143,500.

  As discussed in Note 9, in fiscal 1995, the outstanding Series C Preferred Stock was converted to 10,000 shares of the Company's restricted common stock.

  During fiscal 1995, there was a $51,553 net increase and in fiscal 1996 a $1,005 decrease in net unrealized losses on available-for-sale securities.

  As discussed in Note 2, in fiscal 1994, the Company acquired 40% of the common stock of Goldstar Video Corporation (GVC) in exchange for 500,000 shares (of which 288,000 shares were returned to treasury) of the Company's restricted common stock valued at $218,750.

  As discussed in Note 12, in fiscal 1994, the Company acquired 466,571 shares of Forme Capital, Inc. 10% Preferred Shares Series C in exchange for two office buildings with a book value of $466,571.

  See accompanying notes to consolidated financial statements

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activity and Principles of Consolidation

  The consolidated financial statements include Camelot Corporation and its majority-owned subsidiaries (collectively "the Company"). The Company is engaged in the retailing, distribution and publishing of computer software. The Company sells software products through national distributors and through Mr. CD ROM retail stores located in the Dallas Metroplex. Discontinued operations of certain subsidiaries were involved in video marketing and distribution, financial services, real estate rentals, and oil and gas exploration and development. Significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The company and its subsidiaries maintain cash balances at several financial institutions and a brokerage firm in Dallas, Texas. Cash equivalents were composed primarily of investments in a money market account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short maturites of the instruments.

  Inventories

  Inventories of computer software held for resale, are stated at the lower of cost or market using the weighted average cost method. Other inventories, were stated at the lower of cost or market using the first in, first out
  (FIFO) method, until their disposition in fiscal 1995. An allowance for inventory obsolescence is maintained to provide for an estimate of inventory items that have declined in value.

  Property and Equipment

  Property and equipment are carried at cost, less accumulated depreciation. Major additions and betterment's are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. When property is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation and amortization of property and equipment is provided on the straight-line method over the following estimated useful lives:

     Office furniture and fixtures     7 years
     Computer and office equipment     5 years
     Computer software                 5 years
     Leasehold Improvements            Length of lease ranging to 5 years

  Software Development

  Certain software development costs are capitalized upon the establishment of technological feasibility for each product or process and capitalization ceases when the product is available for general release to customers or is put into service. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technology. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. Software development costs are amortized utilizing the straight-line method over the estimated economic lives of the related products not to exceed five years. Amortization of capitalized software costs for April 30, 1996, 1995 and 1994 was $138,979, $0 and $0 respectively. No write offs were recognized due to impairment of net realizable value. Capitalized software development costs were $1,014,021 and $-0- at April 30, 1996 and 1995, respectively, net of accumulated amortization of $138,979 and $-0-, respectively.

  Trademark and Licenses

  Trademarks and licenses are stated at cost, net of accumulated amortization, which is provided using the straight-line method over 5 to 10 years.

  Store Preopening Costs

  Store preopening costs are capitalized and amortized over twelve months.

  Loss Per Share

  Loss per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Outstanding stock warrants, options and preferred shares are excluded from the computations as their effect would be anti-dilutive.

  During 1996, 4,766,420 common shares were issued upon conversion of preferred
  shares and 600,000    common shares were issued to retire debt.  Had this
  conversion of preferred stock and the retirement of debt occurred on May 1, 1995, net loss per common share would have been $.28 for 1996.

  Software Revenue Recognition

  Revenue from sales of software to distributors is generally recognized upon delivery of the software provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

  Advertising Costs

  Advertising costs, included in general and administrative expenses, are charged to operations when the advertising first takes place and were $1,648,071, $129,436 and $ 1,366 for 1996, 1995 and 1994, respectively.

  Reclassifications

  Certain reclassifications have been made to the financial statements to conform to the 1996 presentation.

  Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  2.   ACQUISITIONS

  On June 17, 1994, the Company acquired 100% of the common stock, of Maxmedia Distributing, Inc., and Maxmedia Publishing, Inc., in exchange for $25,000 in cash plus 205,000 shares of the Company's restricted common stock valued at $143,500. The acquired companies are engaged in the distribution and publishing of CD-ROM software. The acquisition was accounted for by the purchase method of accounting, and the purchase price exceeded the estimated fair value of net assets acquired by $201,421. Amortization of the excess purchase price was amortized over a fifteen year period until the unamortized balance was written off in fiscal year 1996.

  The proforma results of operations which follow assume that the acquisition of Maxmedia Distributing, Inc. and Maxmedia Publishing, Inc. had occurred at the beginning of fiscal 1994.

                                                    Year Ended
                                                    April 30, 1994

       Revenues                                     $ 1,234,104
       Loss from continuing operations              $(1,688,275)
       Net loss                                     $(2,091,256)

       Loss per share from continuing operations    $ (.22)
       Loss per common share                        $ (.27)

  On March 2, 1994, the Company entered into an agreement with Americomm Properties, Inc. ("Americomm") to assign unencumbered, interests in certain licenses to the wireless cable system in Manhattan, Kansas. The licenses require Federal Communications Commission approval to provide assignability and transferability. Licenses and the related acquisition costs of $73,465 are included in other assets at April 30, 1995 and were written off in fiscal year 1996.

  On July 16, 1993, the Company completed the acquisition of 40% of the common stock of Goldstar Video Corporation ("GVC") in exchange for 500,000 shares of the Company's restricted common stock valued at $218,750, and contingent consideration equal to 10% of the next three years' after tax profit of Goldstar in the Company's restricted common stock at the market price. On July 1, 1993, the Company loaned Goldstar $150,000 collateralized by all of Goldstar corporate assets. Additionally, the Company purchased certain assets of Goldstar on July 16, 1993 for $200,000 in cash and the assumption of $140,000 in liabilities. Due to renegotiation of the acquisition terms, the former owner returned 288,000 shares of the Company's common stock, recorded as treasury stock. The Company wrote off its remaining equity investment after GVC declared bankruptcy, during the year ended April 30, 1994.

  3.   ACCOUNTS RECEIVABLE AND CREDIT RISK

  The Company's trade receivables at April 30, 1996 are primarily due from major computer software distributors. Trade receivable at April 30, 1995 are primarily due from independent retailers. The Company believes that no single customer exposes the Company to significant credit risk.

  4.   INVENTORIES

  Included in the accompany balance sheet is inventory of computer software at a carrying value of $1,272,973, which represents management's estimate of its net realizable value. The computer software industry is characterized by rapid technological advancement and change. Should demand prove to be significantly less than anticipated, the ultimate realizable value of such products could be less than the amount shown in the balance sheet.

  Major classes of inventories consist of the following at April 30,:

                                           1996              1995

     Software                          $1,470,973          $606,065

     Less: Allowance for obsolescence     198,000                 -

     NET                               $1,272,973          $606,065

  5.   MARKETABLE SECURITIES

  The Company adopted, effective for the year ended April 30, 1995, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, investments in available-for-sale securities are measured at fair value with net unrealized gains and losses reported in equity. Investments that are bought are held principally for the purpose of selling them in the near future are classified as trading securities. Trading securities are measured at fair value with net unrealized gains and losses reported in the statement of operations. The fair value of marketable securities is determined based on quoted market prices for those securities. The net unrealized holding loss increased (decreased) by ($1,005) and $51,553 during the years ended April 30, 1996 and 1995, respectively.
  The cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities and trading securities at April 30, 1996 and 1995 are summarized as follows:

                             Cost        Gross       Gross        Estimated
                                         Unrealized  Unrealized   Fair
                                         Gains       Losses       Value
      1996
      Available-for-sale
      Securities
        Common Stock         $  996,325  $        -  $   50,548   $  945,777
      Trading Securities
        Common Stock          1,287,688      53,820           -    1,341,508
                             $2,284,013  $   53,820  $   50,548   $2,287,285
      1995
      Available-for-sale
      Securities
        Common Stock         $  213,732  $        -  $  109,768   $  103,964

  As of April 30, 1994, investments were accounted for under SFAS No. 12 "Accounting for Certain Marketable Securities", with unrealized losses of $58,215 charged to operations in fiscal 1994.

  Sales proceeds and gross realized gains and losses on securities are as follows:

                                   1996         1995            1994
            Cost basis             $ 134,480    $        -      $   348,176
            Proceeds                  93,447             -          330,198
            Realized gains                 -             -                -
            Realized losses           41,033             -           17,978

  The company uses the specific identification method to determine the cost of securities sold. Results of operations for 1996, 1995 and 1994 include a change of $53,820, $-0-, and $-0- for unrealized gains on trading securities.

  tockholders' equity includes an unrealized loss of $50,548, $51,553 and $-0-at April 30, 1996, 1995 and 1994, respectively.

  6.   ACCRUED EXPENSES

  The following is a summary of accrued expenses at April 30,:

                                        1996                1995
            Taxes                       $   56,550          $    4,358
            General and administrative      35,244                   -
            Fees                            36,000              36,001
            Compensations                   32,864               2,000
            Other                           33,671               1,033

                                        $  194,329          $   43,392

  7.   NOTES PAYABLE - RELATED PARTY

  In fiscal 1996, the remaining balance of the notes payable to Forme Capital, Inc. (Forme), a corporation majority-owned by the wife of the President of the Company was settled by payment of $236,000 cash and issuance of 600,000 shares of the Company's restricted common stock valued at $450,000. The weighted average interest rate on the short-term borrowings was 8% for fiscal 1996 and 1995.

  8.   INCOME TAXES

  The Company files a consolidated Federal tax return. The Company had no current State or Federal income tax expense for each of the years ended April 30, 1996, 1995 and 1994.

  The Company adopted, effective for the year ended April 30, 1994, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability approach specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

  Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of allowance for doubtful accounts, securities valuation adjustments, inventory reserve and from net operating losses.

  8.   INCOME TAXES - continued

  The components of deferred taxes at April 30, in the accompanying balance sheets are summarized below:

                                             1996           1995

     Allowance for doubtful accounts    $       1,880   $     12,382
     Inventories                               66,795         36,849
     Other                                      3,570              -
     Marketable securities valuation
      adjustment                               (1,113)        37,321
     Capital loss carryforward                117,817              -
     Net operating loss carryforward        3,846,783      2,421,243
                                            4,035,732      2,507,795
     Less valuation allowance              (4,035,732)    (2,507,795)
     Deferred tax asset-net             $           -   $          -

  At April 30, 1996, the Company has approximately $11,314,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2010.

  Approximately $640,000 of the net operating loss carryforwards for tax purposes are limited due to statutory changes in the tax law in connection with the change in more than 50% ownership of the Company in 1988. Because of statutory requirements in the law, that portion of the net operating loss carryforward applicable to the period prior to the ownership change is limited to use of approximately $35,800 per year until it expires. As the net operating losses expire through 2004, at a minimum, approximately $246,000 of the tax net operating loss carryforward will not be available for the Company's future use.

  9.   STOCKHOLDERS' EQUITY

  Common Stock

  The brother of the President of the Company purchased 550,000, 833,333 and 610,000 shares of the Company's restricted common stock for $470,312, $497,375 and $253,750 and in various transactions during fiscal 1996, 1995 and 1994, respectively.

  Unrelated third parties purchased 643,764, 1,690,010 and 644,608 shares of the Company's restricted common stock for $795,612, $1,126,472 and $263,572 in various transactions during fiscal 1996, 1995 and 1994, respectively.

  During fiscal 1996, a company affiliated with the President purchased 550,000
  shares of the Company's    restricted common stock for $1,108,594.

  During fiscal 1996, the President purchased 450,000 shares of the Company's restricted common shares for $907,031.

  Preferred Stock

  The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 1996:

                              Number of Shares

            Series of       Originally
            Preferred Stock Authorized    Issued    Outstanding     Value
                 A               2,000       2,000           -          -
                 B              75,000      75,000           -          -
                 C              50,000      50,000           -          -
                 D              66,134      66,134           -          -
                 E             108,056     108,056     108,056      1,081
                 F              15,000      15,000      15,000        150
                 BB          1,000,000   1,000,000     112,000      1,120
                 G           5,333,333   5,333,333           -          -
                 H          17,000,000  13,433,333   9,908,333     99,083

            TOTAL           23,649,523  20,082,856  10,143,389    101,434

  During fiscal 1996, the Series G shares outstanding were converted to 2,273,748 shares of the Company's restricted common stock.

  During fiscal 1996, 888,000 shares of Series BB were converted to 344,337 shares of the Company's restricted common stock. During fiscal 1996, 3,525,000 shares of Series H were converted to 2,148,335 shares of the Company's restricted common stock.

  During fiscal 1996, the outstanding shares of Series D, owned by the wife of the President, were redeemed for $66,134.

  During fiscal 1995, the outstanding Series C were converted to 10,000 shares of the Company's restricted common stock.

  Prior to September 10, 1993, Series D preferred shares owned by the wife of the President of the Company were entitled to receive a cumulated dividend equivalent to 80% of the monthly gross revenues, as defined, from a specified office building of the Company as may be declared by the Board of Directors. Dividends in the amount of $14,913 were declared and paid for the year ended April 30, 1994. On September 10, 1993, the office building was sold to an affiliated company as discussed in Note 12.

  Preferred Stock - continued

  Series E preferred shares owned by a trust affiliated with the President of the Company are entitled to receive a cumulative dividend equivalent to $1,600 per month. Dividends in the amount of $19,200 were declared and paid each of the years ended April 30, 1996, 1995 and 1994.

  Series F preferred shares (Series F) are entitled to receive a dividend that reflects a yield payable quarterly upon declaration of the Board of Directors equal to 10% of the after tax profit of any subsidiary purchased with Series
  F. No dividends have been declared as of April 30, 1996. The Series F are convertible to common shares at a rate of five Series F to one common share anytime between thirteen and sixty months after issuance.

  Series BB preferred shares (Series BB) are entitled to receive a cumulative dividend of 12% payable monthly. The Series BB are convertible to common shares at thirty percent off the closing price of the common shares. Dividends in the amount of $70,040 were paid in 1996.

  Series G preferred shares (Series G) are entitled to receive a dividend of 9% payable quarterly. The Series G are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance. Dividends in the amount of $139,151 were paid in 1996.

  Series H preferred shares (Series H) are entitled to receive a cumulative dividend of 9% payable quarterly. The Series H are convertible to common
  shares at twenty percent off the closing price of the common shares.   All
  shares will automatically be converted into common shares two years after issuance. Dividends in the amount of $225,055 were paid in 1996.

  During fiscal 1995, the outstanding shares of Series C were converted to 10,000 shares of the Company's restricted common stock.

  Any split or combination of common shares requires a simultaneous split or combination of each series of preferred shares and visa versa. Upon liquidation of dissolution of the Company, holders of each series of preferred shares are entitled to receive, to the extent of their par value, pro rata with other preferred shareholders and before holders of common shares all assets legally available for distribution to stockholders. Each series of preferred shares is non-voting.

  10.  STOCK OPTIONS

  The Company adopted the 1991 Employee Stock Option Plan (the Plan) in April 1992, reserving 150,000 shares of the Company's common stock for issuance upon the exercise of options granted under the Plan. On April 30, 1993, the board amended and the shareholders approved to increase the number of common shares to 650,000 available for issuance under this plan. The options may be purchased as Incentive Stock Options at 100% of fair market value of the common stock or as supplemental stock options at not less than 85% of the fair market value of the common stock at the date of grant.

  The term of the options under the Plan may not exceed 10 years. No options may be granted under the Plan after April, 2002.

  Outstanding stock options outside the Plan were 3,500,000 at April 30, 1996 and 1995.

  The following schedule summarizes the changes in the Plan and certain other stock options for the years ended April 30,:

                                     1996           1995          1994

  Options outstanding at beginning
   at year                           3,833,000      3,775,000     1,025,000
  Granted                              287,750        253,000     2,800,000
  Exercised                           (185,463)             -             -
  Canceled                            (151,287)      (195,000)      (50,000)
  Options outstanding at end of
   year                              3,784,000      3,833,000     3,775,000

  Options exercisable at end of year 3,784,000      3,833,000     3,775,000
  Average price of options:
  Granted during year                  $2.4581       $1.2232         $.7021
  Exercised during year                 1.5552            -               -
  Canceled during year                  2.0035        1.1923         1.0281
  Outstanding at end of year            0.7957         .7483          .7394

  11.  MINORITY INTEREST

  During the year ended April 30, 1995, a subsidiary of the Company authorized 15,000,000 shares of $.01 par value preferred stock. Proceeds from the sale of issued shares, net of expenses of $39,456, were $264,044. The Company purchased 60,700 shares of the 10% Convertible Preferred Shares, Series A, which comprises the balance of minority interest in subsidiaries on the April 30, 1995 balance sheet.

  The 10% Convertible Preferred Shares, Series A, have one vote per share, and no preemptive rights. The dividend is cumulative and must be paid before any dividends can be paid to the common shareholders. The Preferred shares have a preference upon liquidation over the common shares. The Preferred shares are convertible at a rate of one Preferred share for each common share. The Company has the right to redeem the Preferred shares within twelve months of issuance at $6.00 per share and the second twelve months for $6.60 per share. Dividends in the amount of $121,968 were paid in 1996. All shares were redeemed in fiscal year 1996.

  12.  RELATED PARTY TRANSACTIONS

  In fiscal year 1996, the Company made a loan to DigiPhone Europe, Ltd. for $30,000. The Chairman and Chief Executive Officer of
  Camelot is a majority stockholder of DigiPhone Europe, Ltd.

  During fiscal 1996, an officer of the Company was given the opportunity to execute a 6% interest bearing note in the principal amount of $75,156 to exercise stock options. The note receivable, which is collaterized by the pledge of 60,000 shares of common stock of the Company is due on January 18, 1998. The carrying amounts reported in the balance sheet for the note receivable approximates its fair value.

  The Company received loans from Forme totaling $406,000 and $470,000 in fiscal years 1995 and 1994, respectively. Payments of $236,000 and $190,000 were made in fiscal years 1996 and 1995, respectively. Forme converted the outstanding balance of $450,000 to common stock of the Company during fiscal 1996.

  During fiscal 1995, the Company issued 15,000 common shares valued at $22,500 to a company affiliated with the President of one of the Company's subsidiaries for a customer mailing list.

  The Company owns 21,495 shares of Forme's Series A, 10% Non-cumulative Preferred Stock and 50,000 shares of Series B, 10% Non-cumulative Preferred Stock. The preferred shares have no voting rights, pay dividends at the discretion of Forme's board of directors, and have priority for payment upon dissolution of Forme over Forme's common stock. The preferred shares were acquired from the wife of the President of the Company for $19,346 and $45,000, respectively.

  On September 10, 1993, the Company sold Forme two office buildings known as 17738 Preston Road and 17770 Preston Road,
  Dallas, Texas at the Company's book value of $466,571 payable by the receipt of Forme's 466,571, 10% Non Cumulative, Non-voting, preferred shares Series C. Forme subsequently sold one of the office buildings (17738 Preston Road) to an unrelated third party in December, 1994. In accordance with the terms of the original sales agreement between Company and Forme, Forme returned approximately
  $31,000 in profits on the sale of the building to the Company.
  The Company leases office space from Forme at 17770 Preston Road
  (See Note 13).

  It was impractical to estimate the fair value of the Company's investment in the Forme preferred stock as there is no market for the entity's preferred stock. The investment is carried on the balance sheet at its original cost of $530,917.

  During fiscal years 1996, 1995 and 1994, a company affiliated with the President of the Company provided the Company with management and other services valued at $44,000, $286,000 and $290,500, respectively. During fiscal year 1996, the President and the Corporate Secretary became employees of the Company. Prior to this they were employees of the affiliate and received no compensation from the Company.

  13.  COMMITMENTS AND CONTINGENCIES

  Leases

  The Company rents office space for its corporate headquarters from Forme under a September 1993 agreement expiring in September 1998. Rent expense incurred with Forme for fiscal 1996, 1995 and 1994 was approximately $80,000, $80,000 and $57,800 respectively. The lease included the following terms and conditions:

  1. Forme has an option to buy the Company's furniture and equipment located on the premises at the Company's book value during the term of the lease.

  2.   The Company granted a ten year option to Forme to purchase
       2,000,000 shares of restricted common stock at an exercise price of $0.625 which includes piggy back rights.

  3. Rental payments automatically increase to 150% of prevailing market rates at the time the President ceases to be a director of the Company.

  In addition, the Company rents office, warehouse and retail space in the Dallas, Texas area for its subsidiaries, Mr. CD-ROM, Inc. and Camelot Distributing, Inc.

  Total rent expense, all of which were minimum rentals, for fiscal 1996, 1995 and 1994 was approximately $268,615, $106,700 and
  $106,400 respectively.

  In addition to minimum lease payments, a retail lease agreement provides for contingent rentals if certain sales levels are reached. The future minimum lease payments under operating leases for office and warehouse space that have remaining non-cancelable lease terms in excess of one year at April 30, 1996, are as follows:

       Year Ending        Related Party      Other          Total
       April 30,
           1997              $ 80,000      $ 352,292      $ 432,292
           1998                80,000        371,398        451,398
           1999                26,667        371,212        397,879
           2000                     -        380,684        380,684
           2001                     -        233,531        233,531
        Thereafter                  -         13,071         13,071
                             $186,667     $1,722,188     $1,908,855

  Litigation

  During the ordinary course of business, the Company is involved in legal proceedings and regulatory inquiries which management does not expect to have a material effect on the financial position of the Company.

  Uncertainties

  The consolidated statement of operations presented in the financial statements reflects net losses for the years ended April 30, 1996, 1995 and 1994. However, the Company has been able to improve it's financial position through stock offerings and has been able to raise $22,330,214 through private placements. As indicated at Note 15, the Company has discontinued all but one segment to concentrate its efforts toward the retailing, distribution, and publishing of CD-ROM software.

  Management believes that the Company's future success will be achieved through sales of CD-ROM software and license fees. The Company has the exclusive publishing rights to DigiPhone, a software product which permits the full duplexing of voice over the Internet. The Company has opened five Mr. CD-ROM Stores and has sold license fees for distribution rights of DigiPhone in the United Kingdom. While management believes the Company is well positioned for future profitability, there can be no assurance of future success.

  14.  SALE OF SUBSIDIARIES

  On July 6, 1994, the Company sold its 69% controlling interest in Beecher Energy, Ltd., for $184,543 resulting in a loss of $82,644.

  On April 11, 1994, the Company sold Stock Transfer Company of
  America to a private company affiliated with the President for book value of $13,276.

  On April 30, 1994, the Company sold Goldstar Entertainment, Inc. to a public company affiliated with the President for book value of $10.

  In September 1993, the Company sold its 80% interest in Forme to the wife of the Company President for a gain of approximately
  $40,000.

  15.  DISCONTINUED OPERATIONS

  On January 31, 1995, the Company's video marketing and distribution subsidiary Camelot Entertainment filed Chapter 7 bankruptcy with the U.S. Bankruptcy Court. Revenues for this segment for fiscal 1995 and 1994 were $694,666 and $2,597,366, respectively. Loss from operations and disposals for fiscal 1996, 1995 and 1994 were $250,925, $406,057 and $1,563,174, respectively.

  The Company determined at various times during fiscal year 1994 to discontinue operations of its financial services, real estate rental and oil and gas segments.

  Rental revenues for fiscal 1994 were $61,062. Income from rental real estate operations for fiscal 1994 was $37,602. Income on disposal of the segment in fiscal 1994 was $71,715.

  Oil and gas revenues for fiscal 1995 and 1994 were $16,964 and $71,897 respectively. Loss from oil and gas operations for fiscal 1995 and 1994 were $3,009 and $66,458, respectively.

  Revenues for financial services for fiscal 1994 were $608,050.
  Loss from financial services operations for fiscal 1994 was $12,352.

  The results of operations of the above subsidiaries have been presented in the financial statements as discontinued operations. Current assets of the discontinued operations consisted primarily of cash and accounts receivable. Current liabilities of the discontinued operations primarily consist of subsidiary trade payables guaranteed by Camelot Corporation.

  16.  INDUSTRY SEGMENT

  The Company and its subsidiaries are operating in one industry segment and are vertically integrated in retailing, distributing, and publishing of CD-ROM software.

  17.  SUBSEQUENT EVENTS

  On May 3, 1996, the Company terminated its agreement appointing Telepartner Holdings as (Telepartner) exclusive Scandinavian distributor of DigiPhone_ that was entered into in January, 1996. The proposed consideration for the exclusive distributorship was $1,000,000 payable in Telepartner stock issued to the Company.

  On July 1, 1996, the Company concluded an agreement with DigiPhone Europe, Ltd. appointing them as exclusive distributor for DigiPhone and DigiPhone Deluxe_ in Europe, excluding the United Kingdom and Ireland. The consideration for the rights was 5,000,000 (approximately $7,500,000) in Loan Stock of DigiPhone Europe which is convertible into ordinary shares of DigiPhone Europe, which is being merged with Telecom Credit Europe, PLC. DigiPhone Europe, Ltd. is a London, England based European software marketing company which has entered into a conditional agreement with Telecom Credit Europe, PLC (TCE), a public company listed on the Alternative Investment Market of the London Stock Exchange, whereby DigiPhone Europe will be merged with TCE. Following the merger, the Company will own approximately 16% of TCE. The majority stockholder of TCE will be Danny Wettreich who is also the Chairman and Chief Executive Officer of Camelot. Mr. Wettreich did not participate in any Directors' vote in relation to this transaction.

  18.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

  All of the Company's oil and gas properties are located in the continental United States. The following tables reflect information relating to the Company's oil and gas producing activities.

  Results of Operations for Producing Activities

                               1996         1995          1994
       Sales of oil and     $     -      $  16,964     $  71,897
        gas
       Production costs           -        (10,967)      (36,700)
       Provision for
        depletion depreciation    -         (3,250)      (19,500)
                            $     -      $   2,747     $  15,697

  Costs incurred in oil and gas property acquisition, exploration and development activities

                                1996         1995         1994
      Proved property
      acquisition costs      $     -      $     -       $     -
      Development costs      $     -      $     -       $     -

  No exploration costs were incurred during the three year period ended April 30, 1996.

  Capitalized costs relating to oil and gas producing activities

                               1996         1995          1994
      Capitalized costs
         Producing          $     -       $      -     $ 476,539
      Accumulation
         depletion and
         depreciation             -              -       (54,462)
                            $     -       $      -     $ 422,077

  Oil and gas reserves quantity information

  The following table, based primarily on information prepared by an independent petroleum engineer and supplemented by management, summarizes changes in the estimates of the Company's net interest in total proved and proved developed reserves of crude oil and condensate and natural gas:

       Proved reserves:            Gas (mcf.)       Oil (bbl.)

        April 30, 1993               405,000          34,000

       Revision of previous
        estimates                      1,000               -

       Production                    (23,000)         (2,000)

        April 30, 1994               383,000          32,000
        Disposition of oil and gas
          segment                   (383,000)        (32,000)

        April 30, 1995                     -               -

        April 30, 1996                     -               -

       Proved developed reserves:

        April 30, 1994               383,000          32,000
        April 30, 1995                     -               -
        April 30, 1996                     -               -

  Proved oil and gas reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The above estimated net interests in total proved and proved developed reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimation. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, resting, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

  Standards measure of discounted future net cash flows

  The standardized measure of discounted future net cash flows at April 30, 1996, 1995 and 1994 relating to provided oil and gas reserves is set forth below. The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quality estimation process are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

                                      1996           1995           1994
      Future cash inflows        $         -   $           -    $ 1,009,000
      Future production and
      development costs                    -               -       (277,000)
      Future income tax expense            -               -       (102,000)
      Present value of future
      net cash flows                       -               -        630,000
      10% annual discount for
      estimated timing cash flows          -               -       (208,000)
      Standardized measure of
      discounted future net
      cash flows                 $         -   $           -    $   422,000

  Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principle sources of change in the standardized measure of discounted future net cash flows for each of the years in the three-year period ended April 30, 1996.

                                        1996         1995         1994
    Beginning of year              $         -  $    422,000  $   453,000
    Changes resulting from
    sale of oil and gas
    produced, net of production              -       (17,000)     (72,000)
    Net changes in prices
    and production costs                     -             -      (17,000)
    Revisions of previous
    quantity estimates                       -             -      (64,000)
    Accretion of discount                    -             -       97,000
    Net changes in income
    taxes                                    -             -       25,000
    Disposition of oil and
    gas segment                              -      (405,000)           -
    End of year                    $         -  $          -  $   422,000

  19.  FUTURE EFFECT ON RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. The Company has made no assessment of the potential impact of adopting SFAS 121 at this time.

  20.  FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of 1996, the Company reviewed its inventory and prepaid advertising which resulted in adjustment which decreased inventory and prepaid expenses and increased advertising expense and cost of sales. The aggregate effect of these items was to increase the net loss for the fourth quarter by approximately $942,000. Brokerage fees of $718,000 on sales of preferred stock issued in the third and fourth quarters reduced general and administrative expenses and were charged against the gross proceeds of the offering.

                    CAMELOT CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended April 30, 1996, 1995 and 1994

  Description

       Allowance deducted
       from assets to which
       it applies:

                                   Additions
  Accounts        Balance at    Charged to   Charged to               Balance at
  Receivable      Beginning of  Costs and    Other                    End of
  Year Ended      Period        Expenses     Accounts    Deductions   Period

  April 30, 1996  $  36,419     $ 10,887     $           $ 35,891(a)  $  11,415

  April 30, 1995    365,448      411,500                  370,529(a)     36,419

  April 30, 1994     44,359      365,448                   44,359(a)    365,448

  Notes Receivable
  Year Ended

  April 30, 1996          -            -             -          -             -

  April 30, 1995     75,000        7,972                   82,972(a)

  April 30, 1994                  75,000                                 75,000

  Inventories
  Year Ended

  April 30,1 996          -      198,000             -          -       198,000

  April 30, 1995          -            -             -          -             -

  April 30, 1994          -            -             -          -             -

  (a)  Uncollected receivables written off, net of recoveries.