Form 10-K/A
period 1996-04-30
CAMELOT CORP
filed 1996-09-09
CIK 13033

[ARTICLE] 5

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          APR-30-1996
[PERIOD-END]                               APR-30-1996
[CASH]                                         9870599
[SECURITIES]                                   2287285
[RECEIVABLES]                                   241837
[ALLOWANCES]                                     11415
[INVENTORY]                                    1272973
[CURRENT-ASSETS]                              13887767
[PP&E]                                         1132158
[DEPRECIATION]                                  453450
[TOTAL-ASSETS]                                16701863
[CURRENT-LIABILITIES]                          1021695
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     101434
[COMMON]                                        194522
[OTHER-SE]                                    30410954
[TOTAL-LIABILITY-AND-EQUITY]                  16701863
[SALES]                                        3002049
[TOTAL-REVENUES]                               3002049
[CGS]                                           843127
[TOTAL-COSTS]                                   843127
[OTHER-EXPENSES]                               6587920
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               11615
[INCOME-PRETAX]                              (4565713)
[INCOME-TAX]                                 (4565713)
[INCOME-CONTINUING]                          (4314788)
[DISCONTINUED]                                (250925)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (5141127)
[EPS-PRIMARY]                                    (.37)
[EPS-DILUTED]                                    (.37)