Form 10-Q
period 1996-07-31
CAMELOT CORP
filed 1996-09-09
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter ended July 31, 1996         Commission File No. 0-8299


                      CAMELOT   CORPORATION
          (Exact Name of Registrant as Specified in its Charter)


            Colorado                                84-0691531
      (State of other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


       Camelot Place, 17770 Preston Road, Dallas, Texas            75252

            (Address of principal executive office)           (Zip Code)


  Registrant's telephone number, including area code:    (214) 733-3005

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X          No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                               Shares outstanding at
            Class                                July 31, 1996

  Common stock, $0.01 par value                  23,677,431

                   CAMELOT CORPORATION AND SUBSIDIARIES

                                 I N D E X


                                                          Page No.

  Part I    FINANCIAL INFORMATION (UNAUDITED):

            Item 1.   Consolidated Balance
                      Sheets                                  3

                      Consolidated Statements of
                      Operations                              5

                      Consolidated Statements of
                      Cash Flows                              6

                      Notes to Consolidated
                      Financial Statements                    8

            Items 2.  Management's Discussion
                      and Analysis of Financial
                      Condition and Results of
                      Operations                              9

  Part II   OTHER INFORMATION                                11

                   CAMELOT CORPORATION AND SUBSIDIARIES

                      PART I:  FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                           July 31, 1996  April 30, 1996
                                            (Unaudited)     (Audited)
  CURRENT ASSETS
     Cash and cash equivalents               $7,563,598     $9,870,599
     Trading securities                       6,851,451      1,341,508
     Securities available for sale                8,268        945,777
     Accounts receivable, net of allowance
       for doubtful accounts of $2,353 and
       $11,415 at July 31, 1996 and
       April 30, 1996                           632,029        241,837
     Prepaid expenses                           132,430        215,073
     Inventories, net of allowance for
       obsolescence of $196,710 and $198,000
       at July 31, 1996 and April 30, 1996    1,265,483      1,272,973
          Total current assets               16,453,259     13,887,767

  PROPERTY, PLANT AND EQUIPMENT - AT COST
     Office equipment and fixtures            1,482,676      1,363,484
     Leasehold improvements                     223,439        222,124
     Less accumulated depreciation             (461,239)      (453,450)
       Total property, plant and
       equipment - at cost                    1,244,876      1,132,158

  OTHER ASSETS
     Preferred stock - related party            530,917        530,917
     Licenses and product development, net
       of $287,106 and $151,979 accumulated
       amortization July 31, 1996 and
       April 30, 1996                         1,245,784      1,141,021
     Other                                       37,575         10,000
       Total other assets                     1,814,276      1,681,938

                                             $19,512,411    $16,701,863

                   CAMELOT CORPORATION AND SUBSIDIARIES

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           July 31, 1996  April 30, 1996
                                            (Unaudited)     (Audited)
  CURRENT LIABILITIES
     Accounts payable                        $  619,521     $  777,181
     Accrued expenses                           473,441        194,329
     Net current liabilities of
       discontinued operations                   20,185         50,185
          Total current liabilities           1,113,147      1,021,695

  STOCKHOLDERS' EQUITY
     Common stock, $.01 par value,
       50,000,000 shares authorized,
       24,827,237 and 19,452,191
       shares issued at July 31, 1996 and
       April 30, 1996, respectively             248,272        194,522
     Preferred stock, $.01 par value,
       100,000,000 shares authorized,
       1,233,056 and 10,143,389
       shares issued and outstanding at
       July 31, 1996 and April 30, 1996
       respectively                              12,331        101,434
     Additional paid-in capital              30,373,104     30,410,954
     Accumulated deficit                     (9,442,457)   (12,186,463)
     Unrealized gain (loss) on
       available-for-sale securities                  -        (50,548)
     Less: treasury stock, at cost,
       1,149,806 and 1,149,806 shares at
       July 31, 1996 and April 30, 1996      (2,714,575)    (2,714,575)
     Notes receivable related to purchase of
       common stock                             (77,411)       (75,156)
          Total stockholders' equity         18,399,264     15,680,168

                                             $19,512,411    $16,701,863

  See accompanying notes to these consolidated financial statements.

                    CAMELOT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended
                                                     July 31,
                                                1996          1995
  REVENUE                                     $8,355,826  $   56,309

  COST OF SALES                                  299,400      34,438

     GROSS PROFIT                              8,056,425      21,871

  OPERATING EXPENSES:
     General and administrative                2,023,438     573,440
     Depreciation and amortization               217,869      29,645
                                               2,241,307     603,085

  INCOME (LOSS) FROM OPERATIONS                5,815,118    (581,214)

  OTHER INCOME (EXPENSES):
     Interest expense                                  -     (11,346)
     Interest income                             111,166       4,939
     Dividend income - affiliate                  11,664       7,776
     Unrealized loss - Trading securities     (2,549,231)          -
     Loss on disposition of assets              (643,878)          -
     Other                                             -       2,505
       Total other income (expense)           (3,070,279)      3,874

  INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                2,744,839    (577,340)

  DISCONTINUED OPERATIONS:
     Loss on disposal                               (833)    (35,675)
                                                    (833)    (35,675)

  NET INCOME (LOSS)                            2,744,006    (613,015)

  DIVIDENDS ON PREFERRED STOCK                   (73,202)    (26,915)

  NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS                      $2,670,804  $ (639,930)

  INCOME (LOSS) PER SHARE:
     Income (loss) from continuing operations $      .122 $   (0.048)
     Loss from discontinued operations              (.001)    (0.003)
     Dividends on preferred stock                   (.003)    (0.002)

  NET INCOME (LOSS) PER COMMON SHARE          $     0.118 $   (0.053)

  WEIGHTED AVERAGE OF COMMON
     STOCK OUTSTANDING                        22,572,590  11,997,162

  See accompanying notes to these consolidated financial statements.

                    CAMELOT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                Three Months Ended
                                                     July 31,
                                                   1996           1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                       $2,744,006     $(613,015)
  ADJUSTMENTS TO RECONCILE NET GAIN (LOSS)
     TO NET CASH FROM OPERATING ACTIVITIES:
     Securities receive as revenue           (7,627,000)            -
     Depreciation and amortization              217,869        29,645
     Gain on sale of subsidiary                       -       (41,033)
     (Gain) loss on disposal of assets          643,878             -
     Write down (up) of securities to
       market value                           2,549,231             -
     Write-off (provision) uncollectible
       accounts receivable                       (5,051)      (10,000)
     Provision for inventory obsolescence        (1,290)            -
     Change in assets and liabilities
          Accounts and accrued  receivables    (387,396)       31,320
          Prepaid expenses                       59,387      (166,000)
          Inventories                             8,780        61,242
          Accounts payable and accrued
            expenses                             91,452      (170,046)
            Net cash used by operating
              activities                     (1,706,134)     (877,887)
  CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment       (241,248)      (41,328)
     Purchases of marketable securities        (772,003)     (352,002)
     Proceeds from sale of property and
       equipment                                      -             -
     Disposition of assets of
       discontinued operations                        -        31,595
     Proceeds from sale of marketable
       securities                               729,796             -
     Deposits                                         -       (28,649)
     Licenses and product development          (244,210)            -
            Net cash used by investing
              activities                       (527,665)     (390,384)
  CASH FLOW FROM FINANCING ACTIVITIES:
     Sale of common stock                             -       975,000
     Sale of preferred stock                          -     1,000,000
     Dividends on preferred stock               (73,202)      (26,915)
     Payments on debt                                 -      (636,000)
            Net cash provided by financing
              activities                        (73,202)    1,312,085
  NET INCREASE (DECREASE) IN CASH            (2,307,001)       43,814
  CASH AT BEGINNING OF PERIOD                 9,870,599       149,529
  CASH AT END OF PERIOD                      $7,563,598     $ 193,343
  SUPPLEMENTAL INFORMATION:
     Cash paid for interest                  $        -     $  11,346

  See accompanying notes to these consolidated financial statements.

                   CAMELOT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                NONCASH INVESTING AND FINANCING ACTIVITIES

                                                 Three Months Ended
                                                      July 31,
                                                  1996         1995
  During July 1995, the Company issued         $            $ 450,000
  600,000 shares of
  restricted common stock to Forme Capital,
  Inc. (`Forme') for $450,000.  In connection
  therewith, Forme applied principal of
  $450,000 to certain promissory notes of the
  Company owed to Forme.

  During the quarter ended July 31, 1996,        7,627,000
  the Company concluded a distribution
  agreement with a Subsidiary of Meteor
  Technology PLC in exchange for stock in
  Meteor.

  During the quarter ended July 31, 1996,       (2,549,231)
  the Company recognized an unrealized
  writedown of it's investment in
  Meteor Technology PLC.

  During the quarter ended July 31, 1996,         (643,878)
  the Company recognized a loss on the
  August 1996 disposal of the
  remaining investment in Firecrest.

  During the quarter ended July 31, 1996,
  the Company's preferred stock was converted to common stock as follows:

     112,000 Series BB preferred for 76,877
     shares of restricted common

     333,332 Series G preferred for 224,770
     shares of restricted common

     8,783,333 Series H preferred for 5,073,399 shares of restricted common

                   CAMELOT CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)


  ITEM 1.   Financial Statements and Principles of Consolidation

       The accompanying condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1996.

       The consolidated financial statements include the accounts of the
  Company  and  all  majority-owned   subsidiaries.    All  intercompany
  transactions have been eliminated.

  ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company  made substantial progress during  the quarter ending
  July 31, 1996.   The Company's revenue for the  quarter was $8,355,826
  compared with $56,309 in 1995.   Net income for the three month period
  was $2,744,006 compared with a loss for the previous year of $613,015. These results are due to a combination of revenue from license fees received from European distribution rights for DigiPhone(TM), revenues from DigiPhone Deluxe(TM), and revenue from the retail division.

       The consolidated balance sheets for the period show stockholders' equity of $18,399,264 compared with $15,680,168 for the financial year ended April 30, 1996. Total assets were $19,512,411 compared with $16,701,863. The increase in stockholders' equity and total assets was due to the receipt of license fees for distribution rights.

       During the period under review, the Company concluded an agreement whereby it appointed DigiPhone Europe, Limited as exclusive distributor for DigiPhone in Europe excluding the United Kingdom and Ireland. DigiPhone Europe is a subsidiary of Meteor Technology PLC, a public company listed on the Alternative Investment Market of the London Stock Exchange. The Company owns approximately 15% of Meteor Technology. Meteor has recently acquired the UK and Ireland distribution rights for DigiPhone from Firecrest Group PLC, following which Meteor is now the exclusive European distributor for DigiPhone. The Company has disposed of its shareholding in Firecrest.

       The consideration for the grant of the European distribution rights to DigiPhone Europe was #5,000,000 which is represented by the
  Company's shareholding  in Meteor Technology  PLC.   Such shareholding
  has  been  written down  to  current  market  value, resulting  in  an
  unrealized  loss  of  $2,549,231.   DigiPhone,  DigiPhone  Deluxe  and
  DigiPhone for Mac(TM) will be launched throughout Europe in September 1996 in six localized languages in addition to English.

       During the period under review, the Company launched its newest subsidiary, Camelot Internet Access Services (`Camelot Internet'). Through an agreement with UUNET, Camelot Internet provides local access in over 200 cities in the United States and connection to a global Internet of more than 38,000 networks in 72 countries. Camelot Internet has established the same pricing structure as a special offer currently made by AT&T's Internet access service. Camelot Internet is also being bundled with DigiPhone Deluxe.

       Also  during  the period  under  review,  the Company  signed  an
  agreement  with  Lucent  Technologies   to  incorporate  packet  voice
  technology from Bell Labs, the research and development arm of Lucent Technologies, into the next version of DigiPhone. The Company is the first to announce that they will be basing their voice over the
  Internet product  on the Bell Labs  Fidelity Plus(TM) Speech Coder.   The
  agreement will enable the Company to use the voice coder in future releases of DigiPhone.

       The Company commenced shipment of DigiPhone Deluxe which is the first Internet voice communication system that includes a conference calling capability. The Company also released DigiPhone for Mac which is the newest member of the DigiPhone family and extends the complete Internet phone system to users of Apple's Macintosh computers. DigiPhone for Mac incorporates the e-Phone telephony software for Macintosh which was acquired by Camelot in October 1995. Free thirty day versions of DigiPhone and DigiPhone for Mac software may be downloaded from the Internet at http://www.digiphone.com.

       In May, the Company announced that it has applied for a patent for VideoTalk(TM), a video and audio communication system for the Internet. VideoTalk is a complete hardware and software system which when connected to a multimedia PC enables full duplex video and audio conferencing over the Internet. The Company believes that this is the
  next generation in  communication on the Internet.   Just as DigiPhone
  enables free  audio communication using  the Internet,  VideoTalk will
  enable  free video  and audio  conferencing using  the Internet.   The
  development program for VideoTalk and a new version of DigiPhone which will include the Multi-Protocol Framework allowing voice communication with other Internet telephony software, continues on track.

       In May, the Company announced it had received a letter from the Federal Trade Commission (`FTC') seeking to confirm that DigiPhone software can communicate over the Internet in a full duplex manner. On August 23rd, the Company announced that the FTC had closed its investigation of Camelot and the marketing of DigiPhone. The FTC has determined that no further action is warranted. Separately, the Company announced in May that it had received a letter from the Fort Worth district office of the Securities and Exchange Commission seeking information regarding financings by the Company which involved sales of its securities. The Company considers this matter to be routine and is responding fully to the information request.

       Management continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from DigiPhone derivative software products and from DigiPhone license fees.

  Liquidity and Capital Resources

       Net cash used by operating activities for the three months ended July 31, 1996 was $1,706,134 compared with $877,887 in 1995. Net cash used by investing activities was $527,665 compared with $390,384 in 1995. Net cash provided by financing activities was ($73,202) compared with $1,312,085 in 1995. Cash and securities of $14,423,317 compares with $12,157,884 at April 30, 1996.

       The Company's plan for capital expenditures relate principally to the purchase of property and equipment to further its software development program and to capital costs incurred in the opening of any additional retail units. The Company estimates that each additional retail unit will require approximately $50,000 of capital expenditure. Only a limited number of such corporate units will be opened during the next twelve months. Management believes that sales from its DigiPhone software products and revenues generated from DigiPhone licensing fees will generate its principal revenues and cash flow for the Company during the next twelve months. Management does not anticipate any liquidity problems over the next twelve months and believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business.

                        PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders

                                   NONE

  Item 5. Exhibits and Reports on Form 8-K.

          (a)Exhibits:
             3(1) Articles of Incorporation:   Incorporated by reference to
                                               Registration Statement filed
                                               on  Form 10, June 23, 1976.

             3(2) Bylaws:                      Incorporated by reference as
                                               immediately above.

             (10) 1991 Incentive Stock Option Plan: Incorporated by reference to proxy statement for 1991.

          (b)Reports on Form 8-K:              None.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          CAMELOT CORPORATION
                                                (Registrant)



                                          By: /s/ Daniel Wettreich

                                              DANIEL          WETTREICH,
  President
                                              Treasurer and Principal
                                              Financial Officer

  Date:     September 9, 1996