Form 10-Q
period 1996-10-31
CAMELOT CORP
filed 1996-12-23
CIK 13033

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 30, 1996      Commission File No. 0-8299


                    CAMELOT   CORPORATION
        (Exact Name of Registrant as Specified in its Charter)


          Colorado                                84-0691531
   (State of other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)


     Camelot Place, 17770 Preston Road, Dallas, Texas            75252
          (Address of principal executive office)           (Zip Code)


Registrant's telephone number, including area code:    (972) 733-3005

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                               October 31, 1996

Common stock, $0.01 par value                 25,016,059

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       October 31, 1996 April 30, 1996
                                         (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $7,164,650     $9,870,599
  Trading securities                       3,898,515      1,341,508
  Securities available for sale                8,268        945,777
  Accounts receivable, net of allowance for
    doubtful accounts of $2,353 and $11,415
    at October 31,1996 and April 30, 1996    261,482        241,837
  Prepaid expenses                           103,765        215,073
  Inventories, net of allowance for
     obsolescence of $584,969 and $198,000 at
     October 31, 1996 and April 30, 1996     945,970      1,272,973
       Total current assets               12,382,650     13,887,767

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures            1,717,557      1,363,484
  Leasehold improvements                     274,112        222,124
  Less accumulated depreciation            (554,250)      (453,450)
  Total property,plant and equipment-
     at cost                              1,437,419      1,132,158

OTHER ASSETS
  Preferred stock - related party            530,917        530,917
  Licenses and product development, net of
  $393,926 and $151,979 accumulated amort.
  at October 31,1996 and April 30,1996     1,192,807      1,141,021
  Other                                    1,038,447         10,000
     Total other assets                    2,763,171      1,681,938

                                          $16,583,240    $16,701,863

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       October 31, 1996 April 30, 1996
                                         (Unaudited)     (Audited)

CURRENT LIABILITIES
  Accounts payable                        $  740,504     $  777,181
  Accrued expenses                           222,065        194,329
  Net current liabilities of
     discontinued operations                       -         50,185
       Total current liabilities             962,569      1,021,695

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 26,165,865 and 19,452,191
     shares issued at October 31, 1996 and
     April 30, 1996, respectively            261,659        194,522
  Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     2,158,056 and 10,143,389
     shares issued and outstanding at
     October  31, 1996 and April 30, 1996
     respectively                            21,581         101,434
  Additional paid-in capital              32,371,171     30,410,954
  Accumulated deficit                    (14,241,701)   (12,186,463)
  Unrealized gain (loss) on
     available-for-sale securities                 -       (50,548)
  Less: treasury stock, at cost,
    1,149,806 and 1,149,806
    shares  at October 31, 1996
    and April 30, 1996                   (2,714,575)    (2,714,575)
  Notes receivable related to purchase
    of common stock                         (77,464)        (75,156)
       Total stockholders' equity         15,620,671     15,680,168

                                          $16,583,240    $16,701,863


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                 Three Months Ended    Six Months Ended
                                    October 31,          October 31,
                                    1996      1995      1996      1995
SALES                           $ 196,599   $527,144  $8,552,425 $583,453

COST OF SALES                     863,450     85,599   1,162,850  120,037

 GROSS PROFIT (LOSS)             (666,851)   441,545   7,389,575  463,416

OPERATING EXPENSES:
 General and administrative      2,008,647 1,250,801   4,032,085 1,824,241
 Depreciation and amortization     198,813    50,048     416,682    79,693
                                 2,207,460 1,300,849   4,448,767 1,903,934

INCOME (LOSS) FROM OPERATIONS   (2,874,311) (859,304)  2,940,808 (1,440,518)

OTHER INCOME (EXPENSES):
 Interest expense                     -        -         -      (10,289)
 Interest income                  106,332    2,837    217,498     6,719
 Dividend income - affiliate       11,665   15,553     23,329    23,329
 Unrealized loss-Trading
  securities                   (1,951,257)     -   (4,500,488)       -
  Loss on disposition of
   assets                         (12,839) (7,609)   (656,717)   (5,104)
                               (1,846,099) 10,781  (4,916,378)   14,655

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                   (4,720,410)(848,523)(1,975,570)(1,425,863)

DISCONTINUED OPERATIONS:
 Gain (Loss) on disposal           (833)    49,830    (1.666)     14,155
                                   (833)    49,830    (1,666)     14,155

NET INCOME (LOSS)            (4,721,242)  (798,693)(1,977,236)(1,411,708)

DIVIDENDS ON PREFERRED STOCK    (4,800)    (33,207)   (78,002)   (60,122)

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS      $(4,726,042)  $(831,900) $(2,055,238) $(1,471,830)

INCOME (LOSS) PER SHARE:
  Loss from continuing operations  $(.192)    $(.060)    (.084)   $ (0.109)
  Income (Loss)
   from discontinued operations     (.000)      .003     (.000)       .001
  Dividends on preferred stock      (.000)     (.002)    (.003)      (.004)

NET LOSS PER COMMON SHARE          $(.192)    $(.059)   $(.087)     $(.112)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING            24,627,239 14,048,957 23,522,398  13,023,023
See accompanying notes to these consolidated financial statements.


                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                               Six Months Ended
                                                 October 31,
                                             1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $(1,977,236)  $(1,411,708)
Adjustments to reconcile new income (loss)
  to net cash from operating activities:
  Securities received as revenue           (7,627,000)           -
  Depreciation and amortization               405,701        79,693
  Gain on sale of subsidiary                       -        (14,155)
  (Gain) loss on disposal of assets           656,716            -
  Non cash transactions for services               -         57,286
   Write down (up) of securities to
    market value                            4,500,488             -
   Write-off (provision) uncollectable
    accounts receivable                        (6,068)      (21,064)
  Provisions for inventory obsolescence        386,969          -
  Change in assets and liabilities
      Accounts and accrued expenses            (14,594)     (442,969)
      Prepaid expenses and other                80,771    (1,071,886)
      Inventories                              (59,967)     (582,880)
      Accounts payable and accrued expenses    (59,126)      479,030
      Net cash used by operating activities (3,713,346)   (2,928,653)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment         (526,801)     (547,528)
  Purchases of marketable securities          (772,003)     (256,927)
  Proceeds from sale of property and equipment    -              -
  Proceeds from disposition of assets of
   discontinued  operations                       -         (112,611)
  Proceeds from sale of marketable securities 1,731,436          -
  Loan to Director of Company                (1,000,000)         -
  Deposits                                        -          (12,505)
  Licenses and product development            (294,733)   (1,268,248)
    Net cash used by investing activities     (862,101)   (2,197,819)
CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                             -     4,508,859
  Sale of preferred stock                  1,947,500       822,866
  Dividends on preferred stock              (78,002)      (60,122)
  Payments on debt                                 -     (130,200)
   Net cash provided (used) by financing
     activities                           1,869,498      5,141,403

NET INCREASE (DECREASE) IN CASH          (2,705,949)        14,931

CASH AT BEGINNING OF PERIOD               9,870,599        149,529

CASH AT END OF PERIOD                    $7,164,650      $ 164,460
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                 $     -0-       $  10,289

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                    SCHEDULE OF NONCASH ACTIVITIES
                              (UNAUDITED)

                                                Six Months Ended
                                                  October 31,
                                                1996        1995
On July 11,1995,the Company issued 600,000
shares of restricted common stock to Forme      $           $450,000
Capital, Inc. ("Forme")for $450,000.  In
connection therewith, Forme appliedprincipal
of $450,000 to certain promissory notes of the
Company owed to Forme.

On August 8,1995,the Company issued 326,530                  599,999
shares ofrestricted common stock for prepaid
advertising.

On August 31, 1995 and September 29,1995,the Company
issued 28,643 shares of restricted common stock               57,286
for compensation of services

On October 31,1995,the Company issued 67,470
restricted common stock for acquisition of software.         350,000

During the quarter ended July 31, 1996, the       7,627,000
Company concluded a distribution agreement with
a subsidiary of Meteor Technology PLC in exchange
for stock in Meteor.

During the six month ended October 31,1996, the
Company recognized an unrealized writedown of    (4,500,488)
it's investment in Meteor Technology PLC.

During the quarter ended July 31, 1996, the       (643,878)
Company recognized a loss on the August 1996
disposal of the remaining investment in Firecrest.

During the six months ended October 31, 1996, the Company's preferred stock was converted to common stock as follows:

  112,000 Series BB preferred for 76,877 shares of restricted common

  333,332 Series G preferred for 224,770 shares of restricted common

  9,908,333 Series H preferred for 6,412,027 shares of restricted common


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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations


The Company's revenue for the quarter end of October 31, 1996 was
$196,599 compared with $527,144 in 1995.  The revenue for the six
months was $8,552,425 compared with $583,453 in 1995.  The  loss   for
the three month period was $4,721,242 (including an unrealized loss on trading securities of $1,951,257) compared with $798,693 in 1995.  The loss for the six month period was $1,977,236 (including an unrealized loss on trading securities of $4,500,488)  compared with a loss of
$1,411,708 in 1995.

 Revenue during  the quarter was limited.   The introduction of  the
latest version of DigiPhone in the summer and the length of time required to distribute through the wholesale and retail channels, together with the return of older versions of DigiPhone, were contributing factors in slower than anticipated sales of the software.
Retail revenue was hampered due to the conversion of the Mr. CD Rom
Stores concept into the Software @ Cost plus 10% concept which disrupted trading and required new personnel changes and training methods to be implemented.  Revenue in the Internet Access subsidiary was limited to test marketing in six cities nationwide, with emphasis being placed on market research and analysis of initial sales.  The quarterly results were also effected by a lack of license fees from the sale of distribution rights, a write down of retail and wholesale software inventory, and a further write down in the value of trading securities to reflect a decline in the share price of  Meteor
Technology PLC on the Alternative Investment Market of the London
Stock Exchange.

The consolidated balance sheets for the period shows stockholder's equity of $15,620,671 compared with $15,680,168 at the year ended
April 30, 1996.  Total assets were $16,583,240 compared with
$16,701,863 for the same periods.

During the quarter, the Company commenced shipment of DigiPhone Deluxe and DigiPhone for Mac as well as making available free 30 day versions of DigiPhone and DigiPhone for Mac software on it's Internet web page at http://www.digiphone.com. Both products were well received by retailers, but the inventory build up by retailers for the Christmas period was slower than anticipated, and the placement of the software products on retail shelves was not wide spread until the end of September 1996.

During the period the Company announced that DigiPhone Europe, the exclusive European distributor of DigiPhone has launched DigiPhone software in the United Kingdom with a live Dallas/London demonstration to approximately 200 press, trade and corporate officers in London, England. Further, the Company announced that it will begin distributing with DigiPhone Deluxe the new Internet Explorer version
3.0 browser software from Microsoft Corporation.  The Internet
Explorer software will also be provided to new subscribers of  Camelot
Internet Access Services.

On November 22, subsequent to the period under review, the company entered into an agreement with Meteor Technology PLC ("Meteor") to sell the international rights to distribute DigiPhone. Meteor, which through its subsidiary DigiPhone Europe already has the European distribution rights for DigiPhone, acquired the rights for the rest of the world (excluding the USA, Canada and Europe) for approximately
$1,600,000 payable by the issuance  of 1,000,000 pounds 1996-2001 7%
convertible loan stock, convertible into ordinary shares of Meteor at 55p per share. In addition, the Company subscribed for a further
1,000,000 pounds loan stock for cash. Upon the conversion of the total 2,000,000 pound loan stock the Company will own approximately
19% of the enlarged issued share capital of Meteor. Meteor is public company listed on the Alternative Investment Market of the London
Stock Exchange.


                      PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

                                 NONE

Item 5.   Exhibits and Reports on Form 8-K.

       (a) Exhibits:
                3(1) Articles ofIncorporation: Incorporated by reference to
                                               Registration  Statement filed
                                              on  Form  10,  June  23,1976.

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

       (b) Reports on Form 8-K:              December 13, 1996


                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        CAMELOT CORPORATION
                                             (Registrant)



                                         By:______________________________
                                           DANIEL WETTREICH, President
                                           Treasurer and Principal
                                           Financial Officer

Date:     December 14, 1996


