Form 10-Q
period 1997-01-31
CAMELOT CORP
filed 1997-03-26
CIK 13033

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 1997      Commission File No. 0-8299


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

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                               January 31, 1997

Common stock, $0.01 par value                 25,404,029

                 CAMELOT CORPORATION AND SUBSIDIARIES

                               I N D E X


                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Consolidated Balance
                    Sheets                                 3

                    Consolidated Statements of
                    Operations                             5

                    Consolidated Statements of
                    Cash Flows                             6

                    Notes to Consolidated
                    Financial Statements                   9

          Items 2.  Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                             9

Part II   OTHER INFORMATION                               12

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       January 31, 1997  April 30, 1996
                                         (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $4,185,265     $9,870,599
  Trading securities                       3,484,315      1,341,508
  Securities available for sale                8,268        945,777
  Accounts receivable, net of allowance
   for doubtful accounts of $12,836 and
   $11,415 at  January  31,  1997 and
   April 30,  1996                           322,433        241,837
  Prepaid expenses                           125,866        215,073
  Inventories, net of allowance for
   obsolescence of $584,969 and $198,000
   at January 31, 1997 and April 30, 1996    870,500      1,272,973
       Total current assets                8,996,647     13,887,767

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures            1,587,614      1,363,484
  Leasehold improvements                     121,922        222,124
  Less accumulated depreciation             (593,731)      (453,450)
     Total property, plant and
      equipment - at cost                  1,115,805      1,132,158

OTHER ASSETS
  Preferred stock - related party            530,917        530,917
  Licenses and product development, net of
     $500,745 and $151,979
     accumulated amortization at
     January 31, 1997 and April
     30, 1996                              1,211,289      1,141,021
  Other                                    1,864,220         10,000
     Total other assets                    3,606,426      1,681,938

                                          $13,718,878    $16,701,863

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       January 31, 1997 April 30, 1996
                                         (Unaudited)     (Audited)

CURRENT LIABILITIES
  Accounts payable                        $  630,725     $  777,181
  Accrued expenses                           190,009        194,329
  Net current liabilities of
     discontinued operations                       -         50,185
       Total current liabilities             820,734      1,021,695

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
     50,000,000 shares authorized,
     26,553,835 and 19,452,191
     shares issued at January 31,
     1997 and April 30, 1996,
     respectively                            265,538        194,522
  Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     3,548,056 and 10,143,389
     shares issued and outstanding at
     January 31,1997 and April 30,
     1996 respectively                        35,481        101,434
  Additional paid-in capital              33,725,957     30,410,954
  Accumulated deficit                    (18,335,613)   (12,186,463)
  Unrealized gain (loss) on
     available-for-sale securities                 -       (50,548)
  Less: treasury stock, at cost,
     1,149,806 and 1,149,806
     shares at January 31, 1997
     and April 30, 1996                   (2,714,575)    (2,714,575)
  Notes receivable related to
     purchase of common stock               (78,644)       (75,156)
       Total stockholders' equity         12,898,144     15,680,168

                                          $13,718,878    $16,701,863

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                        Three Months Ended         Nine Months Ended
                            January 31                 January 31,
                           1997     1996            1997       1996


SALES                     $479,468  $3,338,103  $9,031,893  3,921,556

COST OF SALES              358,030     410,165   1,520,880    530,202

  GROSS PROFIT (LOSS)      121,438   2,927,938   7,511,013  3,391,354

OPERATING EXPENSES:
 General and
   administrative         1,786,698  2,491,058   5,818,783  4,315,299
 Depreciation
   and amortization         204,334    126,598     621,016    206,291
                          1,991,032  2,617,656   6,439,799  4,521,590

INCOME (LOSS) FROM
  OPERATIONS             (1,869,594)   310,282   1,071,214 (1,130,236)

OTHER INCOME (EXPENSES):
  Interest expense         (10,343)    (1,009)    (10,343)   (11,298)
  Interest income           88,685     50,642     306,183     57,361
  Dividend income-affiliate 11,664     11,664      34,993     34,993
  Unrealized loss
   -Trading securities  (2,099,200) 1,326,714  (6,599,688) 1,326,714
  Loss on disposition
    of asset                (3,650)   (35,929)   (660,367)   (41,033)
                        (2,012,844) 1,352,082  (6,929,222) 1,366,737

INCOME (LOSS) FROM
 CONTINUING OPERATIONS  (3,882,438) 1,662,364  (5,858,008)   236,501

DISCONTINUED OPERATIONS:
  Gain (Loss) on disposal (289,477)   (70,622)  (291,143)    (56,467)
                          (289,477)   (70,622)  (291,143)    (56,467)


NET INCOME (LOSS)       (4,171,915) 1,591,742  (6,149,151)    180,034

DIVIDENDS ON PREFERRED
      STOCK               (12,432)  (140,570)     (90,434)   (200,692)

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS   $(4,184,347) $1,451,172 $(6,239,585) $ (20,658)

INCOME (LOSS) PER SHARE:
  Loss from continuing
    operations             $(.155)  $   0.113  $    (.249)  $   0.017
  Income (Loss)from
   discontinued operations $(.012)     (0.005)      (.012)     (0.004)
  Dividends on preferred
    stock                   (.000)     (0.009)      (.004)     (0.015)

NET LOSS PER COMMON SHARE   $(.167)    $0.099      $(.265)    $(0.002)

WEIGHTED AVERAGE OF
 COMMON STOCK
 OUTSTANDING            25,035,618  14,710,644 23,528,941  13,487,209

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        (6,149,151)   $ 180,034
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
  Securities received as revenue           (7,627,000)   (2,950,575)
  Depreciation and amortization              621,016       206,291
  Gain on sale of subsidiary                       -             -
  (Gain) loss on disposal of assets          990,285        41,033
  Non cash transactions for services               -       387,391
  Write down (up) of securities to
    market value                           6,599,688     (1,326,714)
  Write-off (provision) uncollectable
   accounts receivable                         1,421             -
  Provisions for inventory obsolescence      386,969             -
  Change in assets and liabilities
       Accounts receivable                 (112,980)     (302,380)
       Prepaid expenses and other             89,207     (295,986)
       Inventories                            15,504     (997,215)
       Accounts payable and accrued
         expenses                          (200,961)       442,770
          Net cash used by operating
           activities                      (5,386,002)   (4,615,351)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment      (589,058)     (807,217)
  Purchases of marketable securities       (2,457,003)           -
  Proceeds from sale of property
     and equipment                                 -        11,500
  Proceeds from disposition of assets
     of discontinued operations                    -             -
  Proceeds from sale of marketable
     securities                            1,731,436        93,447
  Loan to Director of Company              (1,800,000)           -
  Deposits                                  (23,256)             -
  Licenses and product development         (481,517)     (541,835)
       Net cash used by investing
       activities                          (3,619,398)   (1,244,105)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                             -     3,281,549
  Sale of preferred stock                  3,410,500     9,418,666
  Redemption of preferred stock                    -      (66,134)
  Dividends on preferred stock             (90,434)      (200,692)
  Redemption of subsidiary preferred stock         -     (264,044)
  Payments on debt                                 -     (186,000)
       Net cash provided (used)
       by financing activities             3,320,066     11,983,345

NET INCREASE (DECREASE) IN CASH            (5,685,334)   6,123,889

CASH AT BEGINNING OF PERIOD                9,870,599       149,529

CASH AT END OF PERIOD                      $4,185,265    $6,273,418

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $     -0-     $  11,298
  Cash paid for taxes                              -     $       -

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    SCHEDULE OF NONCASH ACTIVITIES
                              (UNAUDITED)

                                               Nine Months Ended
                                                  January 31,
                                                1997        1996

On July  11, 1995, the Company issued       $             $450,000
 600,000 shares  of restricted common
 stock to Forme Capital, Inc. ("Forme")
 for $450,000.  In connection therewith,
 Forme applied principal of $450,000 to
 certain promissory notes of the Company
 owed to Forme.

On August 8,1995,the Company issued 326,530                599,999
 shares of restricted common stock for
 prepaid advertising.

On August 17,1995 the Company issued notes                 294,200
 payable for acquisition of software.

On August 31,1995 and September 29, 1995,                   57,286
 the  Company  issued 28,643 shares of
 restricted common stock for compensation of services.

On October 31,1995,the Company issued 67,470               350,000
 restricted common stock for acquisition of software

On January 31,1996, the President of the Company           843,750
 executed a 6% interest bearing note to exercise a stock option to acquire 1,000,000 shares of Company's common stock. This transaction was rescinded in the fourth quarter of FY96.

On January 31, 1996, another officer of the Company         75,156
 executed a 6% interest bearing not to exercise stock option to acquire 60,000 shares of the Company's common stock.

During the quarter ended July 31, 1996,     7,627,000
 the Company concluded a distribution
 agreement with a subsidiary of Meteor
 Technology PLC in exchange for stock
 in Meteor.

During the nine months ended January 31,   (6,599,688)
 1997, the Company recognized an unrealized writedown of it's investment in Meteor
 Technology PLC.

During the quarter ended July 31, 1996,      (643,878)
 the Company recognized a loss on the
 August 1996 disposal of the remaining
 investment in Firecrest.

During the quarter ended January 31,         (341,347)
 1997,the Company wrote-off the
 leasehold improvements and fixtures
 for the four Software @ Cost+10%
 stores closed.

During the nine months ended January 31, 1997, the Company's preferred stock was converted to common stock as follows:

  112,000 Series BB preferred for 76,877 shares of restricted common

  333,332 Series G preferred for 224,770 shares of restricted common

  9,908,333 Series H preferred for 6,412,027 shares of restricted common

  150,000 Series I preferred for 309,238 shares of restricted common

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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

     The Company's revenue for the quarter ending January 31, 1997 was $479,468 compared with $3,338,103 in 1996. Net loss for the three month period was $4,171,915 compared with a gain for the previous year of $1,591,742. These results are due to further write-down of value of Trading Securities, and operating expenses in excess of current gross profits.

     The consolidated balance sheets for the period show stockholders' equity of $12,898,144 compared with $15,680,168 for the financial year ended April 30, 1996. Total assets were $13,718,878 compared with $16,701,863.

     During the period under review, the Registrant's subsidiary Third Planet Publishing, Inc. introduced two new products, Say It! and Proficia. Say It! which began distribution to the market in February, is an Internet voice mail program allowing for voice e-mails instead of text e-mail messages. Say It! works with Windows 3.1, Windows 95 and Mac0s7.5. It is not necessary for the recipient to have the Say It! program to hear the message. Say It! is more convenient than sending traditional text e-mail messages and works on a PC or Macintosh just like a recorder. When you run Say It! you simply press record and Say It! compresses your voice into a .wav file. You can then play it back and make sure it says exactly what you want it to say and then send it, and the recipient receives the .wav file in their e-mail program. The recipient does not need any additional software to hear your message. The retail selling price is expected to be $14.95.

      Proficia expected to be available in March 1997, is an Internet audio handset. This ergonomically designed handset features a privacy mode that eliminates the feedback that is encountered by the use of a microphone and speakers. The Proficia handset functions just like a telephone so when used with Digiphone Internet Telephony software applications conversations can be conducted in private instead of being blasted through not so private speakers. It is designed with an optical sensor that automatically switches from the privacy mode to the handsfree mode when placed on the desktop. Speakers and microphone can be replaced by a Proficia, a single sleek compact device that brings high quality audio and desktop convenience. For the multimedia enthusiast the Proficia speaker pass through switch provides the option to use external speakers or the Proficia handset.

     Camelot Internet Access Services has amended its pricing structure to offer unlimited usage for $19.95 a month as well as offering five free hours per month with a $2.50 per hour charge after that.

     The Registrant also completed all necessary procedures to have its common shares listed on the Frankfurt Stock Exchange. With effect from January 27, 1997, Registrant's common shares have been granted permission from the Association of Frankfurt Securities Dealers (Vereinigung Frankfurter Effektenhandler c.V.) to begin trading on the Third Market Segment of the Frankfurt Stock Exchange. The trading symbol will be "CAM" with the German Securities - code (Wertpapierkennnummer) 890 544. The Third Market Segment is intended for foreign companies who are quoted on overseas stock exchanges and who require stock trading facilities in Germany. This offers another venue on which Registrant's common shares may be traded by European investors.

           Subsequent to the period, the Registrant acquired the  U.S.
and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology plc ("Meteor"). Meteor is a U.K. public company listed on the Alternative Investment
Market   of  the  London  Stock  Exchange  and  is  the  international distributor of DigiPhone.  The PCAMS software was originally developed
for  Meteor's   payphone  subsidiary and  now  has  been  refined  and
modified  to  provide  contract  and  management  capabilities  on   a
universal basis. The consideration for PCAMS was 2,500,000 pounds payable by the redemption of 2,000,000 pounds of loan stock owed to Camelot by Meteor and 500,000 pounds by the issuance by Camelot to Meteor of 3,238,400 restricted common shares.

       Management continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software products produced by its subsidiary, Third Planet Publishing.

Liquidity and Capital Resources

      Net cash used by operating activities for the nine months ended January 31, 1997 was $5,386,002 compared with $4,615,351 in 1996. Net cash used by investing activities was $3,619,398 compared with $1,244,105 in 1996. Net cash provided by financing activities was $3,320,066 compared with $11,983,345 in 1996. Cash and securities of $7,677,848 at January 31, 1997 compares with $12,157,884 at April 30,
1996.

     The Company's plan for capital expenditures relate principally to the purchase of property and equipment to further its software development program. Management believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business.

                      PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

                                 NONE

Item 5.   Exhibits and Reports on Form 8-K.

       (a) Exhibits:
            3(1) Articles of incorporation:Incorporated by reference
                 Registration Statement filed on Form 10, June 23,1976.

            3(2) Bylaws:   Incorporated by reference as immediately above.

           (10) 1991 Incentive Stock Option Plan: Incorporated by reference to proxy statement for 1991.

       (b) Reports on Form 8-K: Dated December 5, 1996 reporting Item 9. Sales of Equity Securities pursuant to Regulation S.


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

Date:     March 14, 1997