Form 10-K
period 1997-04-30
CAMELOT CORP
filed 1997-07-31
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 1997          Commission File No.  0-8299

                         CAMELOT CORPORATION
        (Exact Name of Company as specified in its charter)

          Colorado                           84-0691531
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

        Camelot Place, 17770 Preston Road, Dallas, Texas     75252
             (Address of principal executive office)          (Zip Code)

Company's telephone number, including area code:    (972) 733-3005

Securities registered pursuant to Section 12(g) of the Act:

                                      Name of each exchange on
      Title of each class               which registered

     $0.01 par Value Common Stock                 NASDAQ

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based on the price of $3.6875, at July 28,1997, the aggregate market value of the voting stock held by nonaffiliates of the Company was $4,754,463.

The number of shares outstanding of the Company's common stock, $0.01 par value, was 1,472,672 at July 28, 1997.

                DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K dated May 20, 1997 with amendments.



                                     PART 1


Item 1.   Business

      Camelot Corporation ("Registrant" or "the Company") is a holding company with subsidiaries in technology and telecommunications.

      The  Company  was  incorporated in Colorado  on  September  5,  1975,  and completed a $500,000 public offering of its common stock in March, 1976. The company has made several acquisitions and divestment's of businesses unrelated to its present activities (see Acquisition and Divestment History) and during the years ended April 1994 and April 1995, undertook a restructuring which involved the sale or closure of all subsidiaries operating in prior financial periods.

      The Company's activities are conducted through subsidiaries. Third Planet Publishing, Inc., (`Third Planet") (established in January 1995) is a research and development company developing leading edge technology in both hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. ("mrcdrom.com"), (established in March, 1997) is a Internet catalog retailer of software. Camelot Internet Access Services, Inc. ("CIAS"), (established in June 1996) is a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI") (80% acquired in May 1997) is a U.S. public holding company whose 57% owned subsidiary, Meteor Technology plc ("Meteor") is a U.K. public company. Meteor's two primary subsidiaries are DigiPhone International Ltd which is the worldwide distributor of all the products of Third Planet, and Meteor Payphones Ltd an operator of approximately 2,000 payphones

Third Planet Publishing

      Third Planet is an innovative technological research and development company focusing on hardware and software solutions for audio and video communications over the Internet. Third Planet is at the culmination of a 30 month development program for Internet video conferencing and telephony and will make its new products available for licensing to major Personal Computer ("PC") manufacturers in approximately September 1997.

      Third Planet released its first product, DigiPhone, in October 1995. The product represented a telecommunications breakthrough by permitting the full-duplexing of voice over the Internet making real time worldwide voice communications possible for PC users at the cost of a monthly Internet connection fee. The current version of the product, called DigiPhone Deluxe includes modern telephone features such as speed dialing, voice messaging, caller ID, call record and play back, conference calling, amongst others. Conversations are encrypted and completely private unlike the commonly used IRC connections or Internet chat rooms in competing software.

      In April 1996, Third Planet commenced a development program for DigiPhone 2.0, the latest version of DigiPhone which included multi-protocol frameworks enabling DigiPhone to communicate with any other standards based Internet telephony software. The frameworks are based on component technology that will allow the development of new functionality for the DigiPhone communications engine. This new approach will allow DigiPhone to evolve more quickly in a rapidly maturing Internet telephony market. DigiPhone 2.0 will be available in approximately September 1997.

      In May 1996, Third Planet announced a development program for an Internet telephony handset specifically designed to enable superior voice communications over the Internet. Proficia is an audio handset which connects to a multimedia PC, eliminating the need for a headset, microphone or speakers. It provides quality sound for Internet telephony, computer telephony and multi-media applications, and will be available for licensing in approximately September 1997.

      The principle focus of Third Planet's research and development department has been on the development of VideoTalk, a video conferencing system for the Internet. Third Planet has applied for a patent for VideoTalk, which is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. Uniquely, VideoTalk will operate in the background while not detracting from the PC's ability to run other software programs simultaneously. It uses a PCI plug-and-play card that provides high quality audio and video while achieving extremely low processor load. VideoTalk does not require a sound card or a video capture card, and allows communications over the Internet with only a 28.8 kbps modem. The VideoTalk unit includes a NTSC or PAL color video camera, a special version of the Proficia telephony handset and both the VideoTalk and DigiPhone 2.0 software. Discussions with PC manufacturers regarding the licensing of VideoTalk for inclusion with forthcoming platforms have commenced.

      VideoTalk is capable of video conferencing at 15 frames per second over  a
28.8 modem. This is a major breakthrough, as competing technologies currently struggle to achieve 2 or 3 frames per second over the Internet. VideoTalk offloads almost all of the audio and video processing onto its own processors. This frees the PC for other tasks, such as application sharing, while ensuring the video comes through at a frame rate that software-only solutions simply cannot match.

     VideoTalk   features   a  modular  framework,  simplifying   upgrades   and
expansions.   This  flexibility will allow third  party  developers  to  utilize
VideoTalk and its powerful processors as the engine for their own programs.

VideoTalk's technical features include:

 .    Multi-point conferencing
 .    High frame rate
 .    Low processor load
 .    Expandable system
 .    CIF, QCIF, and SQCIF formats
 .    Dual NTSC or PAL video input
 .    Echo cancellation
 .    Full duplex audio/video
 .    Outstanding speech quality
 .    H.323 compliant
 .    Open architecture
 .    Firmware upgradeable
 .    Scaleable hardware and software
 .    MIPS-based accelerated video processing
 .    Built-in frame grabber and audio amplifier

      VideoTalk will be available for licensing to major PC manufacturers commencing September 1997.

      In June 1997, a successful demonstration of all the three new products was held in Atlanta at COMDEX/Spring 97'. These products were enthusiastically received with VideoTalk being featured on COMDEX TV as a show highlight.

      Through a series of transactions in July 1996, November 1996 and May 1997 the worldwide marketing rights for all Third Planet products are exclusively with DigiPhone International Ltd., a subsidiary of Meteor Technology plc a public company affiliated with Registrant.

Meteor Technology plc

      Subsequent to the financial year end, Registrant, through its acquisition of 80% of AMI obtained control of Meteor a U.K. listed public company (see Acquisition and Divestment History). Meteor's two operational subsidiaries, are DigiPhone International Ltd. and Meteor Payphones Ltd. DigiPhone International is the worldwide distributor for all products developed by Third Planet. Meteor Payphones owns and/or operates approximately 2,000 payphones in the United Kingdom, which business it is intended to expand both by internal growth and by acquisitions.

mrcdrom.com, inc.

           In April 1997, Registrant announced a new Internet shopping company called mrcdrom.com, a subsidiary, which will sell software titles over its World Wide Web Site. It also announced the filing of a registration statement to raise up to $12,000,000 through an initial public offering ("IPO") over the Internet, offering up to three million shares, at $4.00 per share. The Company will be offering its shares exclusively over the Internet with no underwriter and with a minimum subscription of $200 for 50 shares. Following the offering  if  all  shares offered  are  sold the Company will have 9,000,000
shares outstanding.   Camelot, who  will  retain  a  60%  shareholding sub-
sequent to the IPO, transferred to mrcdrom.com approximately $760,000 of inventory, cash, trademarks and other assets. The mrcdrom.com Internet catalogue is currently being test marketed via its World Wide Web site at http://www.mrcdrom.com.

      This new business grew out of the experience and resources of Registrants previous software retail chain called Mr. CD-ROM Stores, Inc., which was closed during the financial period. The Company will offer a wide selection of one-stop computer software shopping through a secure site on the Internet. Customers are offered a large selection of titles as well as competitive pricing and can run searches in various categories, check order status, and click on a button to add software to their virtual shopping baskets. To execute orders customers click on a button and are prompted to supply shipping and payment details.


A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Camelot Internet Access Services, Inc.

      An Internet services provider formed in January 1996 using the UUNet backbone, this subsidiary's principle activities are the provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would otherwise be unable to access the Internet. Due to the intense competition experienced by the Internet access industry, Registrant has no plans to expand the activities of this company.

PCAMS

      In February 1997, Registrant acquired from Meteor the U.S.A. and Canadian rights to PCAMS software, a payphone contract and management system originally developed for Meteor's payphone subsidiary. This reflects the intention of Management to broaden the scope of Registrant's involvement in the telecommunication industry. Management believes that the passage of the Telecommunications Act of 1996 followed by the release of new payphone compensation rules by the Federal Communications Commission in response to the Act has significantly improved the outlook for this industry, and that the acquisition of PCAMS software enables Registrant to improve the capabilities of independent payphone providers. Management will seek to utilize PCAMS software both by offering such software to independent providers and by seeking acquisitions of payphone businesses.

Competition

      The technology and telecommunications industry is highly competitive. The Company's competitors include other national and regional companies many which have substantially greater financial and other resources than the Company which may give them certain competitive advantages. There are many companies entering the technological and telecommunications markets with new products and this trend is expected to continue. The ability of Registrant to effectively compete in the future depends on a number of factors including its ability to create and/or acquire products that customers will accept and respond to and comply with the changing nature of regulations in the manner which they are interpreted. Registrant's businesses may be effected by a variety of factors, including but not limited to general economic trends, additional and existing competition, marketing programs, special or unusual events, and acquisitions made by the Company.

Trademarks and Trade Names

      "Mr. CD-ROM", "DigiPhone", "VideoTalk", "Proficia", "People are Talking", "Call Anywhere. Talk Forever. Never Pay Long Distance" and "Kids University" are registered or have been applied for in the United States patent and trademark office and where appropriate with foreign regulatory bodies as service marks or trademarks of the Company. The Company believes the strength of its trademarks and service marks benefits its businesses and intends to continue to protect and promote its registered common law trademarks and service marks.

Acquisition and Divestment History

      On September 16, 1988, the Company acquired Stock Transfer Company of America, Inc. ("STCA"), a transfer agent, for 6,666 newly issued common shares of the Company (post reverse split). In connection with this transaction, Daniel Wettreich was appointed a Director, Chairman and Chief Executive Officer and Jeanette Fitzgerald was appointed a Director. On April 11, 1994, following a decision by the Directors of the Company to discontinue financial services, activities STCA was sold to a company affiliated with Mr. Wettreich for book value (See Item 13. Certain Relationships and Related Transactions).

       On March 2, 1990, the Company's subsidiary, Beecher Energy, Ltd. ("Beecher") was listed on the Vancouver Stock Exchange in an initial public offering. The Company sold its 69% shareholdings in Beecher on July 6, 1994 for C$400,000.

      In January 1991, the Company acquired for cash an 80% majority interest in Forme Capital, Inc. ("Forme") a publicly traded real estate company from the wife of Mr. Wettreich. In September 1993, the Company sold to Forme two office properties and then sold all its investment in Forme for cash to Mrs. Wettreich. These transactions were approved by the shareholders of the Company at the Annual Meeting held on February 15, 1994. (See also Item 13. Certain Relationships and Related Transactions).

     Other acquisitions were as follows:

     Date                   Name            Business            Cost

March 1991     Vesta Land Title Company  Titles             $120,000
July 1991      Business Investigations       Investigations        312,231
July 1992      McKee-Blanchard               Appraisals              32,203
September 1992 First Appraisal Group         Appraisals              15,000
June 1994      Maxmedia Distributing         Software Distribution  168,500

      These companies ceased doing business in July 1994, July 1994, November 1993, November 1993, and May 1995, respectively.

      In July, 1993, Registrant acquired approximately 40% of the issued share capital of Goldstar Video Corporation ("GVC"), a video marketing company for a net price of $92,432. Registrant also made a $150,000 secured loan to GVC. Further, Goldstar Entertainment, Inc. ("GEI") a subsidiary of Registrant acquired certain licenses and other assets from GVC for $375,000. Thereafter Registrant's subsidiary Camelot Entertainment, Inc. commenced business as a video marketing company. On October 20, 1993, GVC filed for protection from creditors under Chapter 11 of the Bankruptcy Code which was converted to Chapter 7 on February 4, 1994. Registrant was not a controlling shareholder of GVC. The Company's subsidiary Camelot Entertainment, Inc. filed under Chapter 7 of the US Bankruptcy laws in January, 1995.

      In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the United Kingdom and Ireland in consideration for $1,950,575 payable by shares equal to approximately 10% of Firecrest. In March 1996 all relations with Firecrest were terminated and Registrant sold all its shares in Firecrest in market transactions. Subsequently, Firecrest sold its DigiPhone rights to Meteor. In July 1996, Registrant sold the European rights to distribute DigiPhone to DigiPhone Europe Ltd which became a subsidiary of Meteor. The consideration was 5,000,000 British pounds sterling of loan stock which was subsequently converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights to Meteor for 1,000,000 British pounds Sterling of loan stock which subsequently was converted into Meteor shares.In May 1997, DigiPhone Inter-national a Meteor subsidiary became the exclusive marketing company for all Third Planet products on a worldwide basis.

      In May 1997, Registrant acquired approximately 80% of AMI whose principle asset is approximately 57% of Meteor. The consideration (post reverse split) payable to the seller, Adina, Inc. ("Adina") was 892,014 Preferred Shares, Series J of Registrant and 453,080 Preferred Shares, Series J in deferred consideration. Following the transaction Adina has 49% of the voting rights attributable to the currently issued and outstanding common and preferred shares of Registrant. Mr. Wettreich is a director of Adina and did not participate in any directors' votes in relation to this transaction.

Discontinued Activities  -    See Item 7.    Management Discussion and  Analysis
of  Financial Conditions  and  Results  of Operations

Employees

      As of July 1, 1997, the Company employs 39 people on a full time basis. The Company believes that it has good employee relations.

Item 2.   Properties

Real Estate

      Company leases a 10,000 square feet office building in Dallas, Texas which it occupies as its corporate headquarters from a company affiliated with the President. Company also leases 19,950 square feet office and warehouse building in Dallas, Texas which it occupies as a distribution center for mrcdrom.com, Camelot Distributing and as programming and publishing facilities for Third Planet Publishing. The Company considers all office and warehouse space leased adequate for its needs. Mr. CD-ROM Stores currently leases four retail units in Dallas, Texas which they are in the process of negotiating with landlords in order to terminate the leases.

Item 3.   Legal Proceedings

     No material legal proceedings to which the Company is a party is subject or pending and no such proceedings are known by the Company to be contemplated. In the normal course of business, the Company has been sued as detailed below. The Company believes there is no validity to these suits, and has denied plaintiff's allegations.

      The Company has been sued by a creditor of a previous subsidiary. The Plaintiffs alleges that the Company is the alter ego of the previous subsidiary and is therefore liable for its debts. The Company believes the allegations are groundless and intends to vigorously defend itself in litigation.

       The Company has been sued for breach of lease of a retail unit previously occupied by Mr. CD-ROM Stores, Inc. The Company intends to show failure on the part of the landlord to relet the space.

     There are no proceedings to which any director, officer or affiliate of the Company, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Company is a party adverse to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

      A special shareholder's meeting was held on July 14, 1997 approving a one for forty reverse stock split of all outstanding common shares and outstanding preferred shares, Series J.

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

      The Company's common stock trades on the NASDAQ Small-Cap Market under the symbol CAMLD (such symbol to change to CAML on August 15, 1997). The following table sets forth the quarterly high and low prices of the common stock for the period from May 1, 1995 through April 30, 1997 (post reverse split). Real-time price information is provided from quotations take from monthly reporting by NASDAQ. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                    Real Time

                                   High      Low


     1996

     First     July  31, 1995      $ 97.50        $60.00
     Second    October 31, 1995     281.25         77.50
     Third     January 31, 1996     196.25         92.50
     Fourth    April 30, 1996       127.50         68.75

     1997

     First     July 31, 1996       102.50         37.50
     Second    October 31, 1996    60             43.75
     Third     January 31, 1997    35             23.75
     Fourth    April 30, 1997      15              3.75

   As of July 18, 1997, the Company had 9,664 shareholders of which there were 1,191 shareholders on record of Company's common stock and 8,473 additional beneficial owners. On July 28, 1997 the Company's shareholders approved a one for forty reverse stock split on all the outstanding common and preferred shares, Series J resulting in 1,472,672 common shares and 1,443,218 preferred shares, Series J outstanding.

Item 6.   Selected Financial Data

      A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:

                1997         1996         1995         1994         1993

Net sales     $1,887,617   $3,002,049   $1,184,469          $ -         $ -
Income
(loss)      (12,996,369)  (4,314,788)  (2,335,977)  (1,567,312)   (256,320)
from  con-
tinuing
operations
Income
(loss)                 -    (250,925)  (1,182,927)    (402,981)   (435,772)
from dis-
continued
operations
Income
(loss) per       (20.45)      (12.54)       (9.17)       (8.30)      (3.79)
share from
continuing
operations
Total          6,772,076   16,701,863    2,098,974    3,309,132   3,337,494
assets
Long-term              -            -            -            -     633,528
debt





      Company's software subsidiaries commenced operations during fiscal 1995 (See Item 1).

     On January 30, 1995, Company's subsidiary Camelot Entertainment filed under Chapter 7 of the US Bankruptcy Code.

      On April 11, 1994, Company disposed of its subsidiary STCA, and on July 8, 1994 discontinued Vesta Land Title Company and Business Investigations its remaining financial service subsidiaries
(See Item 1.  Business).

      On July 6, 1994, Company disposed of its 69% interest in Beecher Energy, Ltd., a company trading on the Vancouver Stock Exchange representing its energy interests (See Item 1. Business).

      On September 11, 1993, the Company disposed of its investment in Forme Capital, a real estate holding company (See Item 1).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

      Certain information within this Item 7 and throughout this Form 10-K contain forward looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth including but not limited to Camelot's dependence upon outside suppliers, upon the continued ability to create and/or acquire products that customers will accept; the impact of competition and the changing competitors; the changing nature of regulations and the manner in which they are interpreted; and pricing pressures in addition to normal economic and world factors beyond the control of the Company; the Company's ability to create competitive products; changes in technology and the ability to obtain patents and trademarks.

1997

     Although the Company's historical financial results for the year ended April 30, 1997 were not good, Management believes that this is very typical for a company primarily involved in research and development. Management believes that Registrant's principal subsidiary Third Planet is now at the culmination of a 30 month software and hardware development program for Internet video conferencing and telephony which will yield positive results for the Company in the future.

     The Company's revenue for the year was $1,887,617 compared with $3,002,049 in 1996. Net loss for the period was $12,996,369 compared with $4,565,713 the previous year. These results are due to a combination of limited revenues from DigiPhone, the closure of the retail software stores and continuing research and development costs which were largely expensed. Further, other expenses of $4,675,189 relating to losses on disposition of assets, investments in affil-iate, marketable securities and a note receivable allowance impacted the results.

     The consolidated balance sheets for the period show stockholders' equity of $6,078,509 compared with $15,680,168 for the previous year. Total assets were $6,772,076 compared with $16,701,863 in 1996. The decrease in stockholders' equity and total assets was due to losses.

     During the year, substantial financial and managerial resources were expended in the continuing research and development of Internet video conferencing and Internet telephony, and Management believes that significant progress was made in this regard. Through its affiliated company, DigiPhone International, Registrant will make available for licensing Third Planet's three new products in approximately September 1997, which products are to be offered to the major PC manufacturers.

During the financial year, Registrant's activities resulted in the following.

 .    Completion and shipping through retail distribution channels of DigiPhone
       Deluxe
 .    A development program for multi-protocol framework for DigiPhone 2.0
 .    The filing of a worldwide patent for VideoTalk
 .    A thirty-day version of DigiPhone for downloading over the Internet
 .    The launch of Camelot Internet Access Services
 . An agreement with Lucent Technologies to license Lucent's voice codec for future versions of DigiPhone
 .    Completed DigiPhone for Mac
 .    Completed arrangements for worldwide distribution of Third Planet products with DigiPhone International, an affiliate of the Company
 .    Listed Registrant's securities on the Frankfurt Stock Exchange
 .    Acquired PCAMS Software
 .    Filed an initial registration statement for mrcdrom.com, inc.
 .    Acquired a controlling interest in AMI
 .    Demonstrated its new technology at COMDEX/Spring in Atlanta

     Registrants subsidiary Mr. CD-ROM Stores, Inc. closed its five retail locations during the period and transferred the majority of its assets to a fellow subsidiary mrcdrom.com (See Item 1. Business).

     Management believes its future profitability and revenues will result from licensing its VideoTalk, DigiPhone 2.0, and Proficia technology to PC manufacturers and (subject to a successful conclusion of the initial public offering of mrcdrom.com), from the sale of software and ancillary products over the Internet. Management also intends to expand its interests in the payphone industry both through its affiliate Meteor Payphones and through developing and/or acquiring payphone interests in the United States and Canada.

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

      During the April 1996 period, the Company's subsidiary Third Planet completed shipments of its preliminary orders for the Windows 3.1 version of DigiPhone. This software achieved widespread retail distribution, and by the end of the third quarter the first production run had sold out. Subsequent retail reorders were limited in anticipation of the Windows 95 version of
DigiPhone  which  commenced shipment in May 1996 along  with  DigiPhone  Deluxe.
DigiPhone Deluxe has enhanced telephone features including conference calling capability, voice mail, speed dialing, voice sound effects, conversion recording and playback, and macro command capabilities. It comes with a full suite of Internet tools including an e-mail program, a newsreader, an FTP program, and a telnet program. In addition, a free Windows 95 upgrade for the existing DigiPhone software is available. Both DigiPhone and DigiPhone Deluxe have two licenses in each retail box. Effectively, this provides two Windows 95 compatible licenses for DigiPhone or DigiPhone Deluxe for the price of one, and enables consumers to immediately start Internet telephone conversations with a family member or a friend without any extra cost.

     During the April 1996 period, the Company announced the acquisition of e-Phone, formerly known as NetPhone, the only Macintosh compatible computer software that enables voice communication over the Internet.
The purchase price was $593,000 payable $350,000 in Camelot restricted common shares valued at $207.50 per share and the balance in cash. In addition, New Paradigm will also receive for a five year period $1 per unit and 10% of OEM revenue derived from the software. The technology of e-Phone was incorporated by Third Planet into a Macintosh compatible version of DigiPhone called "DigiPhone For Mac". The cost of acquisition was written off the 1997 financial period.

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

      In July, 1996, after the financial year end, the Company concluded an agreement with DigiPhone Europe, Ltd., whereby it appointed DigiPhone Europe, Ltd. as exclusive distributor for DigiPhone and DigiPhone Deluxe in Europe, excluding the United Kingdom and Ireland. The consideration for the rights was 5,000,000 pounds Sterling of 6% loan stock (approximately $7,500,000). DigiPhone Europe, Ltd. is a London, England based European soft-ware marketing company merged with Telecom Credit Europe, PLC ("TCE"), a public company listed on the Alternative Investment Market of the
London  Stock Exchange.   Following  the merger, Camelot owns approximately
16% of TCE.  The majority stockholder  of TCE, Danny Wettreich, is also
Chairman and Chief Executive Officer of Camelot.   Mr. Wettreich did not part-
icipate in any Directors' vote in  relation to  this  transaction.

      During the period the Company opened five Mr. CD-ROM Stores in the Dallas, Texas area. The retail stores range in size from 1,000 square feet to 3,000 square feet, and specialize in CD-ROM software with up to 2,000 titles in stock. These Mr. CD-ROM corporate stores were intended to be the first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996. However, results from the stores led Management to the conclusion that the retail concept was not viable and the stores were closed in 1997.

     On January 26, 1996, the Company announced that it has concluded an agreement with UUNET . Technologies, Inc. whereby it will use UUNET's Internet backbone for the Company's newly formed subsidiary, Camelot Internet Access Services, Inc. ("Camelot Internet"). The use of UUNET's exclusive alternate
Internet backbone facilities enables Camelot Internet to instantly establish itself as a nationwide quality Internet service provider. Camelot
Internet was officially launched in June 1996 at which time its nationwide services commenced. Camelot Internet is offered as part of Camelot's DigiPhone Deluxe software package.

     At the world's first Internet Telephony conference, held in London, England on April 18-19 and called "Dialing The Net", Danny Wettreich, Chairman and Chief Executive Officer of Camelot, disclosed a development program for the DigiPhone Multi-Protocol Frameworks. These frameworks will enable DigiPhone to communicate with any other standards-based Internet Telephony software.

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

      Subsequent to the period under review, the Company announced that it has applied for a patent for VideoTalk TM, a video and audio communications system for the Internet. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video and audio
conferencing over  the Internet.   It  will provide  significant  advantages
to users as  VideoTalk   does  not  require  a soundcard  or  a video capture
card. VideoTalk will come with a new version of DigiPhone 2.0 which will include the recently announced Multi-Protocol Framework allowing voice communication with other Internet telephony software. VideoTalk's features are designed to incorporate new leading edge audio and video compression technology to enable connections over devices such as 28.8kbps modems. Video-Talk is designed with an expansion peripheral interface that enables attachments to be added to the VideoTalk unit. Third Planet will provide API specifications so that other developers can take advantage of the features and processing power of VideoTalk in their applications.

      The Company also announced the Proficia TM, an Internet telephony handset which is specifically designed to enable superior voice communica-tions over the Internet. The handset attaches to the side of a computer monitor and functions in a similar way to a telephone handset, thus eliminating the necessity for a headset or microphone and speakers when Internet voice communication software is used.

    Management expects its principal revenue and profitability will emanate from DigiPhone derivative software products and from license fees, and intends to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related products produced by its subsidiary Third Planet.

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

      Mr. CD-ROM Stores was established in December, 1994 with the opening of a retail concept store in Orlando, Florida. This store, which was on a six month lease, provided an opportunity to refine Mr. CD-ROM's retail concept during which time retail franchise documentation and approvals were obtained from the majority of states in the USA. A company owned store was opened in Dallas in July, 1995 and an additional four retail units opened by December 1995 in the Dallas area.

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

      Subsequent to the period ended April 1995, the Company completed a private placement of restricted common and preferred shares raising
$1,200,000  for  the Company.   The  investors  are  an  investment fund
managed by Suisse Finance Corporation and have agreed not to dispose of their common shares for a minimum of twelve months. The preferred shares can convert into common shares over a nine month period in equal monthly installments.

Discontinued Activities

     During the year Company's directors determined to discontinue its remaining non CD-ROM software activity and accordingly its subsidiary Camelot Entertainment, Inc., a video distribution company filed Chapter 7 liquidation under the US Bankruptcy laws in January 1995. Company's only continuing material liability in relation to Camelot Entertainment is a corporate guarantee in the original amount of $200,000 to a creditor of Camelot Entertainment. Such corporate guarantee has been fully allowed for in Company's financial statements. (See Item 3). Revenues of Camelot Entertainment which are not shown in the financial  statements  as  they  are discontinued  oper-
ations were $694,666 for fiscal 1995 compared with  $2,597,366 for  the  pre-
vious  year.   Loss from operations for fiscal  1995  was  $406,057
compared with $1,563,174.

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


Liquidity and Capital Resources


1997

     Net cash used by operating activities for 1997 was $5,555,018 compared with
$6,740,073  in  1996.   Net  cash used by investing  activities in 1997 was
$4,587,734 compared with net cash used by investing activities of $1,889,146 in 1996. This was primarily due to the net loss of $12,996,369 in 1997 compared with $4,565,713 in the previous year. Net cash provided by financing activities was $3,302,152 compared with $18,350,289 the previous year. Sales of common and preferred stock were $3,410,500 compared with $22,330,214 in 1996.

     Registrant's requirement for additional financial resources primarily results from the continuing research and development costs of its subsidiary Third Planet. Registrant believes that its current development program will shortly be concluded, but believes that continued research and development will be required to maintain a technological lead which management believes that Third Planet currently has. Accordingly, management is aware of the need for additional cash resources to be obtained for the continuance of research and development and anticipates that such financial resources will primarily come from the private placement of Registrants' common and preferred stock. Management believes that license fees received from Third Planet's products will generate revenues and cash flow towards the end of the current financial period. The activities of Registrant's subsidiary, mrcdrom.com are dependent on its initial public offering (See Item 1. Business). Registrant has no plans for significant capital expenditures during the next twelve months. Management believes that cash provided by financing activities and licensing fees as well as revenue from sale of software over the Internet together with the present level of cash resources available to the Registrant will be sufficient for its needs over the next twelve months. Management believes that should the Company require additional cash resources it can incur borrowing as Registrant has no long-term corporate debt. There are no known trends demands, commitments or events that would result in or that is reasonably likely to result in the Company's equity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business or additional fund raising.

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

      The Company's plans for capital expenditures relate principally to capital costs likely to be incurred in opening of additional retail units. Manage-ment does not anticipate any liquidity problems and believes that the antici-pated level of revenue generated by the Company together with the pre-sent level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require addi-tional cash resources, it can raise additional cash resources from the sale of common and preferred stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries and the normal course of business.

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

1995

      Net cash used by operating activities was $2,207,683 in 1995 compared with $2,145,545 in 1994. This was primarily due to the net loss of $3,518,904 compared to $1,970,293 in 1994. The most significant adjustments to reconcile net loss to net cash from operating activities were a write off of discontinued subsidiaries of $560,577. Net cash provided by investing activities of $28,482 compares with cash used of $160,239 for the previous year.

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

 Management does not anticipate any liquidity problems and believes that the anticipated level of revenue generated by Company together with the present level of cash resources available to Company will be sufficient for its needs. Management believes however that should sales of DigiPhone and or revenues generated from retail units be less than anticipated that it will experience liquidity problems. Management believes that should Company require additional cash resources, it can raise such additional cash resources from the sale of common stock and/or by incurring borrowings from its directors or entities affiliated with directors and from unrelated financial institutions. Management is aware that other than indebtedness owing to an entity affiliated with its President, Company has no corporate debt. Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way other than the potential use of cash resources for investment in Company's subsidiaries in the normal course of business.

Item 8.        Financial Statement and Supplementary Data

Index to Consolidated Financial Statements        Page

Report of Independent Auditors - 1997             F-1

Consolidated Financial Statements
     Balance Sheets - April 30, 1997 and 1996     F-2 and
                                                  F-3
     Statements of Operations for the years
         ended April 30, 1997, 1996 and 1995      F-4

     Statements of Stockholders' Equity for the
         years ended April 30, 1997, 1996 and 1995  F-5 through
                                                    F-7
     Statements of Cash Flows for the years ended
         April 30, 1997, 1996 and 1995            F-8 and
                                                  F-9

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

Item 9.        Disagreements on Accounting and Financial Disclosure

      Lane  Gorman Trubitt, L.L.P., were the auditors for the fiscal year  ended
April 30, 1997 and have performed the audit for every past fiscal year since 1994. There were no disagreements between the Company and the auditors regarding a policy or disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Company

  The following persons serve as directors and/or officers of the Company as of July 2, 1996:

Name             Age   Position          Period Served     Term Expires

Daniel Wettreich 45    Chairman and      September 16,     Next Annual
                       Chief Executive   1988               Meeting
                       Officer,President,
                       Director


Jeanette P.
  Fitzgerald     36    Vice President,   September 16,     Next Annual
                       General Counsel,  1988              Meeting
                       Secretary,
                       Director

Allan S. Wolfe   65    Director          May 24, 1993      Next Annual
                                                           Meeting

Bruce Baldwin    64    Director          June 28, 1997     Next Annual
                                                           Meeting

Robert B. Gregory      45                Vice President    July 1, 1996    N/A
                       of Finance


David D. McCurley      31                Vice President    June 10, 1996   N/A
                       & Chief Technical
                       Officer


Daniel Wettreich

      Daniel Wettreich is Chairman and Chief Executive Officer, President and Director of the Company since September 1988. He is also a Director and Officer of all its subsidiaries<F1>. Since 1981, he has been the President and Director of Wettreich Financial Consultants, Inc., a financial consulting company. Since July 1996, he has been Director and Chief Executive Officer of Meteor Technology plc, a United Kingdom based public company. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., a real estate company, Adina, Inc. and Alexander Mark Investments (USA), Inc. which are public holding companies, and Malex, Inc., and Tussik, Inc. which are dormant companies seeking merger opportunities. In July 1993, he was appointed Director of Goldstar Video Corporation<F2> following an investment by the Company. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a telecommunications company listed on the American Stock Exchange. Mr. Wettreich was an executive with two London, England merchant banks in the mid 1970's. Subsequently he was owner/manager of a private distribution company, and thereafter Chief Financial Officer of a $60 million retailer listed on the London Stock Exchange. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

Jeanette P. Fitzgerald

      Jeanette Fitzgerald is Vice President and General Counsel, Corporate Secretary and a Director of the Company since September 1988. She is a director and secretary of the Company's subsidiaries<F1>. She is a member of the State Bar of Texas and the Business Law section. Since July 1996, she has been a Director of Meteor Technology plc. She is also the Corporate Secretary and Director of Wettreich Financial Consultants, Inc., and of Malex, Inc., Tussik, Inc. and Alexander Mark Investments (USA), Inc., which are public companies. In July 1993, she was appointed Director of Goldstar Video Corporation<F2> following an investment by the Company. Previous to these positions, from 1987 to 1988 she worked as a staff attorney and in the compliance department at H.D. Vest, Inc., a holding company with subsidiaries including a securities brokerage firm. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986, and from the University of Michigan with a Bachelors of Business Administration in December 1982.

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

Bruce Baldwin

     Bruce Baldwin has been a Director of the Company since May 1997. He is the principal of the Law Office of Bruce Baldwin since 1992. Previous to that he was a principal of Bruce Baldwin & Associates from 1988 to 1992. He graduated from Georgia Institute of Technology, graduating with a B.S. in chemistry and obtained a Bachelor of Law Degree from Mercer University in 1961.

Robert B. Gregory

      Robert Gregory is the Vice President of Finance for the Company since July 1996. He is a director of Adina, Inc. since January 1997, and of Alexander Mark Investments (USA), Inc. since Dember 1996 both of which are public companies. He was previously Director of Finance of Jenkens & Gilchrist, one of Texas's largest law firms, prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of the communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.

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


Item 11.      Executive Compensation

    The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 1997. No bonuses were granted to any officer, nor was any compensation deferred.

                           SUMMARY COMPENSATION TABLE

                       Annual Compensation     Long-Term
                            Compensation
                                         Payouts
                                Awards

                                Restric
Name and Pri                  Other Annual  ted    Options/     LTIP       All
ncipal        Year  Salary  B Compensation Stock     SARs     Payouts     Other
  Position                  o   Award(s                       Compensa
                            n      )                            tion
                            u
                            s

Daniel        1995     -    - -    -      25,000       -      $ <F1>
Wettreich     1996  $208,3  - -    -      25,000       -      $ <F1>
Chairman and  1997    33    - -    -      175,000      -      $ <F1>
CEO<F1>             $250,0
                      00
Jeanette P.   1995     -    - -    -      43,750       -      $ <F1>
Fitzgerald    1996    N/A   - -    -        N/A        -      $ <F1>
Vice          1997    N/A   - -    -        875        -      $ <F1>
President,
General
Counsel and
Secretary
<F1>

[FN]


(1)   Daniel  Wettreich  and  Jeanette Fitzgerald,  Directors  and  Officers  of
Company, were employees of a company affiliated with Mr. Wettreich, which company provided the Company with management services until July 1995 and was paid $-0-, $44,000, and $286,000 for the years ended April 30, 1997, 1996 and
1995 respectively. In July 1995, Mr. Wettreich and Ms. Fitzgerald became employees of Company and Mr. Wettreich entered into an employment contract with Company.
[/FN]

     Directors of the Company are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors. Mr. Bruce Baldwin receives $500.00 per month.

      Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of Company or a change in the officer's responsibilities following a change in control other than Mr. Wettreich.

      On  July  1,  1995, Company entered into an employment contract  with  Mr.
Wettreich  whereby  he  was employed as Chairman, Chief  Executive  Officer  and
President of the Company for a period of ten years at an annual salary of $250,000 and a cash bonus equal to 5% of the Company's annual profits before taxation. In the event of Mr. Wettreich's death during the term of the agreement, Company will pay annual death benefits of $250,000 for a period of four years. Mr. Wettreich may terminate his employment after the date of a change in control of the Company. A change in control is defined as any person other than Mr. Wettreich or his family interests becomes beneficial owner, directly or indirectly of common stock of the Company representing 30% or more of the Company's issued and outstanding common stock or if the Incumbent Board as defined, ceases to constitute a majority of the board of directors. If Mr. Wettreich terminates his employment after a change of control in the company, he shall be paid (i) the base salary and any bonuses payable to him under the agreement or (ii) an amount equal to the product of the annual base salary and bonus paid to Mr. Wettreich during the year preceding the termination date multiplied by five whichever of (i) or (ii) is more. In the circumstances whereby Mr. Wettreich terminates his employment for good reason, as defined, he will receive payments in accordance with the payments received if termination occurs after a change of control of the Company

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of July 18, 1997 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (8 persons).

Name and Address of      Amount and Nature of                    Percent
Beneficial Owner         Beneficial Ownership                    of Class

Daniel Wettreich          1,626,544     <F1><F2><F8>               52.2%
17770 Preston Road
Dallas, Texas 75252

Jeanette P. Fitzgerald      152,450     <F3>                        5.1%
17770 Preston Road
Dallas, Texas 75252

Allan Wolfe                   6,625      <F4>                          *
390 South River Road
Suite 5
Bedford, NH  03110

Bruce Baldwin                  2,000     <F5>                           *
8150 Central Expressway
Suite 100
Dallas, Texas 75206

David McCurley                21,500     <F6>                           *
17770 Preston Road
Dallas, Texas  75252

Robert Gregory             1,453,718    <F7><F8>                   49.6%
17770 Preston Road
Dallas, Texas  75252

All Officers and Directors 1,718,919    <F1><F2><F3><F4>           53.6%
as a group (6 persons)                  <F5><F6><F7><F8>

* Under 0.1%

Adina, Inc.                     1,443,218    <F8>                 49%
17770 Preston Road
Dallas, Texas  75252


   (1) 60,366 of these shares are owned by AM Investments Ltd. a U.K. company ("AM") of which Mr. Wettreich is a director and officer. 25,000 of these shares are owned by Wettreich Financial Consultants, Inc. ("WFC"), a Texas company of which Mr. Wettreich is a director and officer. 16,250 of these shares are owned by Forme Capital, Inc., ("Forme"), a Delaware com-
      pany of which Mr. Wettreich is a director and officer.   81,710 of these
      shares are owned by Meteor Technology plc ("Meteor"), a UK company of which Mr. Wettreich is a director and officer. 1,443,218 of these are Preferred Stock owned by Adina, Inc.,("Adina") a Delaware corporation of which, Mr. Wettreich is a director and officer. Mr. Wettreich has dis-claimed any beneficial interest in the shares owned by AM, WFC, Forme, Meteor and Adina.

   (2) Includes options to purchase 200,000 shares granted to Daniel Wettreich, which options are not exercised.

   (3) Includes options to purchase 53,750 shares granted to Jeanette Fitzgerald, which options are not exercised. 16,250 of these shares are owned by Forme of which Ms. Fitzgerald is an officer and director. 81,710 of these shares are owned by Meteor of which Ms. Fitzgerald is an
      officer and director.   Ms. Fitzgerald has disclaimed any beneficial
      interest in the shares owned by Meteor and Forme.

   (4) Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.

   (5) Includes an option to purchase 2,000 shares granted to Bruce Baldwin which option is not exercised.

   (6) Includes an option to purchase 21,500 shares granted to David McCurley, which option is not exercised.

   (7) Includes options to purchase 10,500 shares granted to Robert Gregory, which options are not exercised. Includes 1,443,218 Preferred Shares owned by Adina of which Mr. Gregory is an officer and director. Mr. Gregory has disclaimed any beneficial interest in the shares owned by Adina.

   (8) Includes 1,443,218 Preferred Shares, Series J of the Company. These shares are owned by Adina, Inc. of which Mr. Wettreich and Mr. Gregory are directors and officers. They have disclaimed all beneficial ownership in the shares. (See Item 13. Certain Relationships and Related Transactions).

Item 13.  Certain Relationships and Related Transactions

      On May 20, 1997 Registrant subscribed (post reverse) 1,345,294 restricted Preferred Shares, Series J Camelot Corporation ("Camelot") with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments
(USA), Inc. to Camelot. 892,214 of the Preferred Shares were issued upon execution of the Agreement and 453,080 are issuable as deferred consideration. The deferred consideration will be issued as new common shares of Camelot are issued in such a manner so that the additional Preferred Shares are issued at the same time and in the same quantity as any new common shares. The Preferred Shares have one vote per share and vote with the common shares, are non convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares.

      The Company paid management fees of $44,000 in 1996 to Wettreich Financial Consultants, Inc. ("WFC"), a company affiliated with the President of the Company. These management services consisted of the provision of the services of the President and Corporate Secretary of Company. The amount was determined by the time, effort, and skill required to provide these services. The
President and the Corporate Secretary of Company were employees of WFC and during the fiscal year ended April 1995, received no compensation from Company.

      Stock Transfer Company of America, Inc., a company affiliated with the President of the Company provided services during the year ended April 1997 and 1996, as a securities transfer agent. A total of $35,158 and $16,598 were paid by Company for these services. In the opinion of the Board of Directors, the terms of these transactions was as fair to the company as could have been made with an unaffiliated party.

      The Company leases 10,000 square feet of offices from Forme Capital, Inc., a company affiliated with the President of the Company. The lease is for a term of 5 years commencing September 1993 at $8 per square foot. Total rent paid during fiscal 1997 and 1996 was $80,000, respectively. The lease agreement and transactions related thereto were approved by a vote of Company's shareholders.

      The Company received loans from Forme totaling $406,000 in fiscal 1995. Payments of $236,000 and $190,000 were made in fiscal years 1996 and 1995, respectively. Forme converted the remaining balance of $450,000 to common stock during fiscal 1996. Total interest paid during fiscal 1996 was $11,615 and 1995 was $35,961.

      During fiscal 1997 and 1996, Company received dividend payments from Forme Capital, Inc., Preferred Shares Series C in the amount of $46,657 for 1997 and $46,657 for 1996.

      On  January  17,  1996, the Company's disinterested directors  approved  a
secured  loan to the Corporate Secretary  in the amount of $75,156.   This  loan
bears interest at a rate 6% per annum.

      On August 1, 1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $14,000. This loan bears interest at a rate of 6% per annum and has been repaid as of January 31, 1997.

      On  September  25, 1996 the Company's disinterested directors  approved  a
secured loan to the President of the Company in the amount of $1,800,000.   This
loan bears interest at a rate of 6% per annum.

      On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of 2,000,000 British pounds sterling of loan stock owed to the Company by Meteor and 500,000 British pounds sterling by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr. Wettreich and Ms. Fitzgerald who are directors of both companies did not participate in any directors votes in relation to this transaction.

     On May 20, 1997, the Company's subsidiary Third Planet amended the terms of its existing distribution agreement with DigiPhone International a subsidiary of Meteor. Mr. Wettreich and Ms. Fitzgerald who are directors of these companies did not participate in any directors votes in relation to this transaction.

      In May, 1997, the Company accepted a Preferred Share, Series J stock subscription by Adina, Inc., a public company of which Mr. Wettreich and Mr. Gregory are directors and officers. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of AMI a public company whose major asset is fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividend. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

      On May 30, 1997, the Company subscribed for 500,000 British pounds sterling 1997-2007 10% unsecured redeemable loan stock of Meteor by paying cash. Mr. Wettreich and Ms. Fitzgerald who are directors of both companies did not participate in any directors votes in relation to this transaction.

     The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer's responsibilities following a change in control other than Mr. Wettreich. Under the 1996 Stock Option Plan or under the Company's 1991 Outside Directors Stock Option Plan options granted under these plans contain provisions pursuant to which the unvested portions of outstanding options become immediately exercisable and fully vested upon a merger of the Company in which the Company's stockholders do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company or its successor, if the successor corporation fails to assume the outstanding options or substitute options for the successor corporation's stock to replace the outstanding options. The outstanding options will terminate to the extent they are not exercised as of consummation of the merger, or assumed or substituted for by the successor corporation.

                                     PART IV

Item  14.          Exhibits, Financial Statement Schedules, and Reports on  Form
8-K

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 1996.

Index to Consolidated Financial Statements        Page

Report of Independent Auditors - 1997             F-1
Consolidated Financial Statements
        Balance Sheets - April 30, 1997 and 1996  F-2 and
                                                  F-3
        Statements of Operations for the years
          ended April 30, 1997, 1996 and 1995     F-4

        Statements of Stockholders' Equity for the
          years ended April 30, 1997, 1996 and 1995    F-5 through
                                                  F-7
        Statements of Cash Flows for the years ended
          April 30, 1997, 1996 and 1995           F-8 and
                                                  F-9

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

    10(b) 1991 Outside Directors'
          Stock  Option  Plan          Incorporated by reference  to  the  Proxy
                                       Statement for April 13, 1992 Annual
                                       Meeting of Shareholders and the Proxy
                                       Statement for January 3, 1997 Annual
                                       Meeting of Shareholders.

        1996 Employee Stock Option
          Plan Incorporated by reference to the Proxy Statement for January 3,1997 Annual Meeting of Shareholders

   22(a)  Subsidiaries
     (7)  Reports on Form 8-K:
          Report filed May 20, 1997 reporting Item 2 and 7 with amendments.

                           EXHIBIT 22(a)
                            SUBSIDIARIES
                         AS OF JULY 5, 1997


Third Planet Publishing, Inc.          100%
Mr. CD-ROM Stores, Inc.                100%
Camelot Distributing, Inc.             100%
Kids University, Inc.                  100%
Maxmedia Distributing, Inc.            100%
Camelot Internet Access Services, Inc. 100%
Camelot Business Investigations, Inc.  100%
Camelot Energy, Inc.                   100%
Software @ Cost + 10%, Inc.            100%
mrcdrom.com, inc.                      100%
Alexander Mark Investments (USA), Inc.  80%
Atlantic Media, Inc.                   100%
Camelot Creative Design, Inc.          100%


                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
(Company)


By:   /s/Daniel Wettreich
      President

Date:     July 29, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/Daniel Wettreich
     Director; President and CEO
     (principal executive officer and
      principal financial officer)

Date:   July 29, 1997


By:  /s/Jeanette Fitzgerald
     Director; Secretary;
        Vice President and General Counsel

Date:   July 29, 1997

By:   /s/Robert Gregory
      Vice President Finance (principal accounting officer)


Date:    July 29, 1997

By:  /s/Allan Wolfe
     Director

Date:    July 29, 1997


By:   /s/ Bruce Baldwin
     Director

Date:    July 29, 1997

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Camelot Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Camelot Corporation and Subsidiaries as of April 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation and Subsidiaries as of April 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

       We have also audited Schedule II of Camelot Corporation and Subsidiaries for each of the three years in the period ended April 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Dallas, Texas
July 7, 1997

                      CAMELOT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    April 30,


                                                    1997     1996
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $  3,029,999 $  9,870,599
 Trading securities                                  -    1,341,508
 Securities available for sale                    8,268     945,777
 Accounts receivables, net of allowance for
   doubtful accounts of $19,947 and $11,415
   at April 30, 1997 and 1996, respectively    162,592     241,837
 Prepaid expenses                              167,769     215,073
 Inventories, net of allowance for
   obsolescence of $494,744 and $198,000 at
   April 30, 1997 and 1996, respectively        530,926   1,272,973
     Total current assets                     3,899,554  13,887,767

PROPERTY AND EQUIPMENT - AT COST
 Office equipment and fixtures                1,534,173  1,363,484
 Leasehold improvements                          64,154    222,124
                                              1,598,327  1,585,608
    Less accumulated depreciation              (669,535)  (453,450)
    and amortization
                                                928,792  1,132,158

INVESTMENT IN AFFILIATE                              -          -

OTHER ASSETS
 Note receivable - officer, net of allowance    968,189         -
    of $889,000
 Preferred stock-related party                  530,917    530,917
 Licenses, trademarks and product
   development, net of accumulated
   amortization of $31,000 and $151,979
   at April 30, 1997 and 1996, respectively     421,510  1,141,021
 Other                                           23,114     10,000
     Total other assets                       1,943,730  1,681,938

                                            $ 6,772,076 $16,701,863

See accompanying notes to consolidated financial statements
                      CAMELOT CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets - Continued
                                    April 30,


                                                  1997         1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                          $    470,577 $    777,181
 Accrued expenses                               222,990      194,329
 Net current liabilities of
   discontinued operations                            -       50,185
     Total current liabilities                  693,567    1,021,695


STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 881,763 and 486,305 shares
  issued at April 30, 1997 and 1996, respectively  8,818       4,863
 Preferred stock, $.01 par value, 100,000,000
 shares authorized, 2,438,056 and 10,143,389
 shares issued and outstanding at April 30,
 1997 and 1996, respectively                     24,381      101,434
 Additional paid-in capital                  34,021,361   30,600,613
 Accumulated deficit                       (25,182,832)  (12,186,463)
 Less net unrealized loss on available-
 for-sale securities                              -          (50,548)
 Less treasury stock, at cost, 28,745
  shares at April 30, 1997 and 1996         (2,714,575)   (2,714,575)
 Less note receivable from officer
  related to purchase of common stock          (78,644)      (75,156)
     Total stockholders' equity              6,078,509    15,680,168

                                           $ 6,772,076   $16,701,863


See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                              Years Ended April 30,


                                      1997            1996         1995

  REVENUES                      $  1,887,617     $  3,002,049 $ 1,184,469

  COSTS  AND EXPENSES
    Cost of sales                  1,559,189         645,127      905,330
    General and administrative     7,164,354       6,233,501    2,511,108
    Provision for inventory obso
     lescence                        495,942           1,000          -
    Depreciation and amortization  1,462,459         354,419      116,186

    Total costs and expenses      10,681,944       7,431,047    3,532,624

  LOSS FROM OPERATIONS            (8,794,327)    (4,428,998)   (2,348,155)

  OTHER INCOME (EXPENSE)
    Interest and miscellaneous       426,490         152,278        1,370
    Dividend income-related party     46,657          46,657       46,657
    Loss on disposition of assets   (509,292)      (126,931)          -
    Loss on investment in
     affiliate                   (2,693,087)             -            -
    Note receivable allowance       (889,000)            -            -
    Realized loss on sale of
     marketable securities          (583,810)            -            -
    Unrealized gain on market-
     able securities                       -          53,821          -
    Interest expense-related party         -         (11,615)       35,849)

     Total other income(expense)  (4,202,042)        114,210        12,178

  LOSS FROM CONTINUING OPERATIONS(12,996,369)    (4,314,788)   (2,335,977)

  DISCONTINUED OPERATIONS
    Loss from operations                 -               -       (622,350)
    Loss on disposals                    -         (250,925)     (560,577)

    Loss from discon-
     tinued operations                     -       (250,925)   (1,182,927)

     NET LOSS                    (12,996,369)    (4,565,713)   (3,518,904)

  DIVIDENDS ON PREFERRED
  STOCK                             ( 95,234)      (575,414)       (19,200)

  NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS          $(13,091,603)  $ (5,141,127) $ (3,538,104)

  LOSS PER SHARE:
    LOSS FROM CONTINUING OPERATIONS   (20.45)        (12.54)        (9.17)
    LOSS FROM DISCONTINUED OPERATIONS   (.00)          (.73)        (4.64)
    DIVIDENDS ON PREFERRED STOCK        (.15)         (1.67)         (.08)
    NET LOSS PER  COMMON SHARE  $     (20.60)  $     (14.94)  $   (13.895)

  WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK AND COMMON STOCK
     EQUIVALENT SHARES OUTSTANDING   635,467        344,119        254,651

  See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity - continued
               For the Period from May 1, 1994 through April 30, 1997

                 Common    Common      Preferred  Preferred  Additional
                 Stock     Stock       Stock       Stock      Paid in
                 Shares    Amount      Shares      Amount    Capital

Balance at      215,790  $ 2,158      239,190    $  2,392   $5,882,486
April 30,1994

Conversion of
Series C
preferred
stock to
common stock        250        3      (50,000)      (500)          497

Preferred stock
cash dividends
related party        -         -          -            -       (19,200)

Payment of
common stock
subscribed at
April 30, 1994     3,145       31         -            -           (31)

Sale of common
stock for cash    63,084      631         -            -      1,623,216

Purchase of Max-
media Distribu-
ting, Inc.         5,125       51         -            -        143,449

Compensation for
services           3,327       33         -            -        120,480

Change in net un-
realized losses
on available for
sale securities      -         -          -             -           -

Net loss             -         -          -             -           -

                 ________________________________________________________
Balance at
April 30, 1995     290,721    $2,907   189,190       $1,892   $7,750,897


                         CAMELOT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity - Continued
                  For the Period from May 1, 1994 through April 30, 1997


                   Accumulated   Unrealized   Treasury   Stock        Total
                   Deficit       Losses on    Stock      Sub-       Stock-
                                 Available               scription  holders'
                                 for Sale                           Equity
                                 Securities                         (Deficit)

Balance at
April 30, 1994     $(4,101,846)  $     -      $(170,442) $(206,250) $1,408,498

Conversion of
Series C
preferred stock
to common stock           -            -            -          -           -

Preferred stock
cash dividends
related party             -            -            -          -     (19,200)

Payment of
common stock
subscribed at
April 30, 1994            -            -            -       206,250  $206,250

Sale of common
stock for cash            -            -            -           -   1,623,847

Purchase of
Maxmedia
Distributing,
Inc.                      -            -            -           -     143,500

Compensation for
services                  -            -            -           -     120,513

Change in net
unrealized losses
on available-for-
sale securities           -           (51,553)      -           -     (51,553)

Net loss              (3,518,904)      -            -           -  (3,518,904)

Balance at
April 30, 1995       $(7,620,750)    $(51,553)   $(170,442)   $ -   $(87,049)

                      CAMELOT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity - continued
             For the Period from May 1, 1994 through April 30, 1997


                Common     Common     Preferre    Prefer    Addition
                Stock      Stock      d Stock     red       al Paid
                Shares     Amount     Shares      Stock     in
                                                  Amount    Capital

Balance at   $290,721      $2,907     189,190     $1,892    $7,750,897
April  30,
1995
Conversion of
preferred
stock to
common stock:
  Series BB     8,608         86     (888,000)   (8,880)         8,794
  Series G     56,844        569   (5,333,333)  (53,333)        52,764
  Series H     53,709        537   (3,525,000)  (35,250)        34,713
Sale of
common stock
for cash       54,844        548        -           -        3,281,001
Sale of
preferred
stock for
cash              -          -     19,766,666   197,666     18,850,999
Common stock
issued for
services        5,079       51           -          -          737,341

Common stock
issued to
officers for
note
receivable      1,500       15           -          -           75,141
Change in net
unrealized        -          -           -          -             -
losses on
available-for-
sale
securities
Retirement of
Series D          -          -      (66,134)       (661)       (65,473)
preferred
stock
Common stock
issued to pay
note payable
to related
party           15,000       150         -          -          449,850
Purchase of       -          -           -          -            -
treasury
stock
Preferred
stock
dividends to:
  Related
parties           -          -           -          -           (19,200)
  Other
parties           -          -           -          -          (556,214)
Net loss          -          -           -          -            -

Balance at
April 30,
1996           486,305    $4,863       10,143,389  $101,434     $30,600,613


See accompanying notes to consolidated financial statements


                      CAMELOT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity - continued
             For the Period from May 1, 1994 through April 30, 1997


                  Accumulat    Unreali    Treasury    Stock      Total
                    ed         zed        Stock      Subscrip  Stockhold
                  Deficit      Losses                 tion      ers'
                               on                    Receivab   Equity
                               Availab                le     (Deficit)
                               le For
                               Sale
                               Securit
                               ies
Balance    at
April     30,  $(7,620,750)    $(51,553) $(170,442)   $ -      $(87,049)
1995
Conversion of
preferred
stock to
common stock:
  Series BB            -        -          -            -          -
  Series G             -        -          -            -          -
  Series H             -        -          -            -          -
Sale of
common stock           -        -          -            -      3,281,549
for cash
Sale of
preferred              -        -          -            -      19,048,665
stock for
cash
Common stock
issued for             -        -          -            -         737,392
services

Common stock
issued to
officer for            -        -          -        (75,156)          -
note
receivable
Change in net
unrealized             -      1,005        -            -           1,005
losses on
available-for-
sale
securities
Retirement of
Series D               -        -          -            -          (66,134)
preferred
stock
Common stock
issued to pay          -        -          -            -           450,000
note payable
to related
party
Purchase of
treasury               -        -     (2,544,133)       -      (2,544,133)
stock
Preferred
stock                  -        -          -            -         (19,200)
dividends to:          -        -          -            -        (556,214)
  Related
parties
  Other
parties
Net loss       (4,565,713)        -        -            -       (4,565,713)

Balance at
April 30,      (12,186,463) $(50,548)   $2,714,575)   $(75,156) $15,680,168
1996



See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity - Continued
             For the Period from May 1, 1994 through April 30, 1997


               Common   Common   Prefer   Prefer   Additi   Accumu
               Stock    Stock     red      red     onal     lated
               Shares   Amount   Stock    Stock    Paid     Deficit
                                 Shares   Amount     in
                                                    Capital

Balance at  486,350    $4,863  10,143,389 $101,434  $30,600,613 (12,186,463)
April 30,
1996

Conversion of
preferred
stock      to
common stock:
  Series BB    1,922     19     (112,000)   (1,120)   1,101           -
  Series H     165,920   1,659 (9,908,333) (99,083)  97,424           -
  Series I     144,688   1,447 (1,260,000) (12,600)  11,153           -


Sale of         -         -     3,590,000   35,900   3,374,000        -
preferred
stock for
cash

Common stock
issued for      1,968      20       -         -        (20)           -
services

Common stock   80,960     810       -         -      31,574           -
issued for
software
acquisitions

Accrued
interest on     -          -        -          -        -             -
stock
subscription
receivable

Change in net
unrealized      -          -        -          -        -             -
losses on
available-for-
sale
securities

Retirement of
Series F        -          -    (15,000)     (150)     150            -
preferred
stock

Preferred
stock
dividends to:
  Related
parties         -          -       -           -     (19,200)        -
  Other
parties         -          -       -           -      (76,034)       -

Net loss        -          -       -           -        -       (12,996,369)

Balance at
April 30,   881,763      8,818   2,438,056  24,381   34,021,361  (25,182,832)
1997



See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity - Continued
               For the Period from May 1, 1994 through April 30, 1997

                   Cumulative    Unrealized   Treasury    Stock     Total
                   Foreign       Losses on    Stock       Subscr    Stock
                   Currency      Available                iption    holders'
                   Transalation  for Sale                 Receiv    Equity
                   Adjustment    Securities               able


Balance at
April 30, 1996     $   -       $(50,548)   $(2,714,575) $(75,156) $15,680,168

Conversion of
preferred stock
to common stock
  Series BB            -            -             -         -        -
  Series H             -            -             -         -        -
  Series I             -            -             -         -        -

Sale of
preferred stock
for cash               -            -             -         -        3,410,500

Common stock
issued for
services               -            -             -         -        -

Commons stock
issued for
software
acquisitions           -            -             -         -       32,384

Accrued interest
on stock
subscription
receivable             -            -             -         -       (3,488)

Change in net
unrealized
losses on
available-for-
sale securities        -          50,548          -         -       50,548

Retirement of
Series F
preferred stock        -            -             -         -        -

Preferred stock
dividends to:
  Related parties      -            -             -         -        (19,200)
  Other parties        -            -             -         -

Net loss               -            -             -         -        (76,034)

Balance at
April 30, 1997     $   -         $  -             -         -    (12,996,369)


                      CAMELOT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              Years Ended April 30,
                                        1997              1996         1995

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                            $ (12,996,369) $ (4,565,713) $ (3,518,904)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
  Non cash transactions for services        387,391       120,513
  Accrued interest addition to related
   party note receivable                    (60,677)       -            -
  Securities received as revenue            (64,000)   (1,950,575)      -
  Depreciation and amortization           1,462,459       354,419    116,186
  Undistributed loss in minority in-
   terest in subsidiaries                      -           -       (1,336)
  Loss on disposal of assets                509,292       191,918  22,535
  Loss on sale of trading securities        313,896        -            -
  Loss on sale of available for sale
   securities                               269,914        -            -
  Write up of securities to market value       -          (53,821)      -
  Provision for uncollectible accounts
   receivable                                 8,532        10,887  41,500
  Provision for inventory obsolescence               495,942       198,000 -
  Note receivable allowance                 889,000        -            -
  Loss on investment in affiliate         2,693,087        -            -
  Proceeds from trading securities        1,027,612        -            -
  Loss on disposal of discontinued
    operations                             -               -       560,577
  Change in assets and liabilities,
    net of effect from
    purchase of subsidiaries:
     Accounts receivable             (68,987)      (212,107)       797,005
     Prepaid expenses               47,304         (183,449)      (16,188)
     Inventories                   246,105         (864,908)      (23,865)
     Other assets                           -            -         (5,366)
     Accounts payable and accrued
      expenses                      (277,943)         88,151      (300,340)
     Obligations-discontinued
      operations                     (50,185)        (140,266)          -
       Net cash used in
       operating activities       (5,555,018)       (6,740,073)   (2,207,683)

CASH FLOW FROM INVESTING
    ACTIVITIES:
  Purchases of property and
  equipment                         (636,364)    (1,087,658)     (195,589)
  Investment in affiliate         (2,457,003)           -             -
  Collections received on
    notes receivable                  14,000               -       67,028
  Proceeds from sale of
   property and equipment                  -          11,500       31,500
  Proceeds from available
   for sales securities              718,143          93,447            -
  Proceeds from return of deposits         -          14,765        6,000
  License, trademarks and product
   development                      (412,510)      (608,800)      (40,000)
  Purchase of subsidiary                 -              -         (25,000)
  Proceeds from sale of subsidiary        -               -       184,543
  Issuance of note receivable-
   related party                  (1,814,000)             -                -
  Issuance of note receivable             -__      (312,400)            -
     Net cash provided by
     (used in) investing
      activities                  (4,587,734)     (1,889,146)        28,482

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                   -       3,281,549    1,623,847
  Payments received on common
   stock subscribed                        -               -      206,250
  Sale of preferred stock          3,410,500      19,048,665            -
  Sale of subsidiary preferred
    stock                                  -               -      264,044
  Redemption of preferred stock            -        (66,134)            -
  Deferred offering costs            (13,114)           -             -
  Dividends paid                     (95,234)      (575,414)      (19,200)
  Purchase of treasury stock             -       (2,544,133)            -
  Payments on debt                        -         (294,200)    (190,000)
  Proceeds(payment)-notes
   payable - related parties              -         (236,000)      406,000
  Redemptions of subsidiary
   preferred stock                         -       (264,044)           -
     Net cash provided by
     financing activities          3,302,152      18,350,289    2,290,941

NET INCREASE (DECREASE) IN CASH  (6,840,600)       9,721,070    111,740

CASH AT BEGINNING OF YEAR          9,870,599         149,529       37,789

CASH AT END OF YEAR             $  3,029,999  $    9,870,599$     149,529

See accompanying notes to consolidated financial statements







                      CAMELOT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              Years Ended April 30,

                                   1997           1996         1995
     Supplemental information:
       Cash paid for interest$      -          $   11,615   $ 38,681

       Cash paid for income
         taxes               $      -          $     -       $    -

     NONCASH INVESTING AND FINANCING ACTIVITIES

     As discussed in Note 11, in fiscal 1997, the Company's Preferred Stock was converted to the Company's restricted common stock as follows:

          112,000 Series BB Preferred for 1,922 shares of restricted common 9,908,333 Series H Preferred for 165,920 shares of restricted common 1,260,000 Series I Preferred for 144,688 shares of restricted common

    In fiscal 1997, the Company received securities in the amount of $139,700 in satisfaction of a trade account receivable.

    In fiscal 1997, the Company issued 80,960 shares of restricted common stock for software acquisition.

    As discussed in Note 9, in fiscal 1996, the Company issued 15,000 shares of restricted common stock in settlement of $450,000 of promissory notes to a related party, Forme Capital, Inc.

     In fiscal 1996, the Company issued 1,687 shares of restricted common stock, with an agreed value of $350,000, for acquisition of software

     As discussed in Note 11, in fiscal 1996, the Company's Preferred Stock was converted to the Company's restricted common stock as follows:

        888,000 Series BB Preferred for 8,608 shares of restricted common 5,333,333 Series G Preferred for 56,844 shares of restricted common 3,525,000 Series H Preferred for 53,709 shares of restricted common

     As discussed in Note 14, in fiscal 1996, an officer of the Company executed a 6% interest bearing note in the principal amount of $75,156 to exercise stock options.

     In fiscal 1996, the Company exercised its option to purchase 400,000 shares of stock in another company in satisfaction of a note receivable in the amount of $312,400.

      In fiscal 1996, the Company issued notes payable in the amount of $294,200 for acquisitions of software.

     As discussed in Note 2, in fiscal 1995, the Company acquired 100% of the common stock of Maxmedia Distributing, Inc., and Maxmedia Publishing, Inc., in exchange for $25,000 in cash plus 5,125 shares of the Company's restricted common stock valued at $143,500.

     As discussed in Note 11, in fiscal 1995, the outstanding Series C Preferred Stock was converted to 250 shares of the Company's restricted common stock.

     During fiscal 1997, 1996 and 1995 there was a $50,548, $1,005, and  $51,553 change in net unrealized losses on available-for-sale securities.


     See accompanying notes to consolidated financial statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Activity and Principles of Consolidation

     The consolidated financial statements include Camelot Corporation and its majority-owned subsidiaries (collectively the "Company"). The Company is primarily engaged in the retailing, distribution and publishing of computer software. The Company sells software products through national distributors and through an Internet web page catalog. During 1997, the Company ceased selling its software products through Mr. CD-ROM and Software @ Cost + 10% retail stores which were located in the Dallas Metroplex. The Company is also engaged as an Internet service provider. Discontinued operations of certain subsidiaries were involved in video marketing and distribution, financial services, real estate rentals, and oil and gas exploration and development. Significant intercompany accounts and transactions have been eliminated.

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

     Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation. Major additions and betterments are capitalized while replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the assets. When property is retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

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



     Software Development

     Certain software development costs are capitalized upon the establishment of technological feasibility for each product or process and capitalization ceases when the product is available for general release to customers or is put into service. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technology. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. Software development costs are amortized utilizing the straight-line method over the estimated economic lives of the related products not to exceed two years. Amortization of capitalized software costs for April 30, 1997, 1996 and 1995 was $1,105,021, $138,979 and $0, respectively, which included a write down of $646,408 in 1997 to reflect an impairment of net realizable value. Capitalized software development costs were $302,510 and $1,014,021 at April 30, 1997 and 1996, respectively, net of accumulated amortization of $0 and $138,979, respectively.

     Total research and development costs charged to general and administrative expenses were approximately $2,375,000, $1,319,000 and $163,000 for the years ended April 30, 1997, 1996 and 1995.

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

     During 1997, 312,530 common shares were issued upon conversion of preferred
     shares.   Had this conversion of preferred stock occurred on May  1,  1996, net loss per common share would have been $16.71 for 1997.

     During 1996, 119,161 common shares were issued upon conversion of preferred shares and 15,000 common shares were issued to retire debt. Had this conversion of preferred stock and the retirement of debt occurred on May 1, 1995, net loss per common share would have been $11.20 for 1996.

     Software Revenue Recognition

     Revenue from sales of software is generally recognized upon delivery of the software provided that no significant obligations remain and collection of the resulting receivable is deemed probable.

     Advertising Costs

     Advertising costs, included in general and administrative expenses, are charged to operations when the advertising first takes place and were $989,248, $1,648,071 and $129,436 for 1997, 1996 and 1995, respectively.

     Income Taxes

     Deferred income taxes are determined using the liability method under which deferred tax assets and liabilities are determined based upon differences between financial and tax basis of assets and liabilities.

     Reclassifications

     Certain reclassifications have been made to the financial statements to conform to the 1997 presentation.

     Fair Value of Financial Instruments

     Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

     Impairment of Long-Lived Assets

     Impairment losses are recorded on long-lived assets and certain identifiable intangible assets held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

2.   ACQUISITIONS

     On March 31, 1997, a wholly-owned subsidiary of the Company was formed. The Company acquired 100% of the common stock of mrcdrom.com, inc., in exchange for $100,000 in cash, $511,428 of inventory, $30,464 of equipment and $26,000 of other assets. mrcdrom.com, inc. is engaged in selling software products through an Internet web page catalog. In March 1997, the Board of Directors approved the filing of a registration statement under the Securities Act of 1933, for a public offering of 3,000,000 shares of mrcdrom.com, inc. common stock, of which 1,500,000 are newly issued.

     On June 17, 1994, the Company acquired 100% of the common stock, of Maxmedia Distributing, Inc., and Maxmedia Publishing, Inc., in exchange for $25,000 in cash plus 5,125 shares of the Company's restricted common stock valued at $143,500. The acquired companies are engaged in the distribution and publishing of CD-ROM software. The acquisition was accounted for by the purchase method of accounting, and the purchase price exceeded the estimated fair value of net assets acquired by $201,421. Amortization of the excess purchase price was amortized over a fifteen year period until the unamortized balance was written off in fiscal year 1996.

     On March 2, 1994, the Company entered into an agreement with Americomm Properties, Inc. ("Americomm") to assign unencumbered, interests in certain licenses to the wireless cable system in Manhattan, Kansas. The licenses require Federal Communications Commission approval to provide assignability and transferability. Licenses and the related acquisition costs of $73,465 were written off in fiscal year 1996.

3.   ACCOUNTS RECEIVABLE AND CREDIT RISK

     The Company's trade receivables at April 30, 1997 are primarily due from major computer software distributors. The Company believes it is not exposed to significant credit risk.

4.   INVENTORIES

     Included in the accompanying April 30, 1997 balance sheet is inventory of computer software at a carrying value of $530,926, which represents management's estimate of its net realizable value. The computer software industry is characterized by rapid technological advancement and change. Should demand prove to be significantly less than anticipated, the ultimate realizable value of such products will probably be less than the amount shown in the balance sheet.

     Major classes of inventories consist of the following at April 30,:
                                         1997              1996

     Software                      $1,025,670           $1,470,973

     Less: Allowance for slow
     moving and obsolescence           494,744            198,000

     NET                           $    530,926        $1,272,973

5.   MARKETABLE SECURITIES

     The Company adopted, effective for the year ended April 30, 1995, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, investments in available-for-sale securities are measured at fair value with net unrealized gains and losses reported in equity. Investments that are bought are held principally for the purpose of selling them in the near future are classified as trading securities. Trading securities are measured at fair value with net realized gains and losses reported in the statement of operations. The fair value of marketable securities is determined based on quoted market prices for those securities. The net unrealized holding loss decreased by $50,548 and $1,005 during the years ended April 30, 1997 and 1996, respectively. The cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities and trading securities at April 30, 1997 and 1996 are summarized as follows:


                Cost      Gross       Gross     Estimated
                        Unrealized  Unrealized    Fair
                          Gains       Losses      Value

1997

Available-
for-sale

Securities
                     $           $           $          $
Common stock     8,268           -           -      8,268


1996

Available-
for-sale

Securities
                     $           $           $          $
Common stock   996,325           -      50,548    945,777
     Trading
Securities
                            53,820           -  1,341,508
Common stock  1,287,68
                     8

                     $           $           $          $
              2,284,01      53,820      50,548  2,287,285
                     3


     Sales proceeds and gross related gains and losses on securities are as follows:



                   1997     1996    1995
     Cost basis $2,329,565 $ 134,480   $
     Proceeds    1,745,755    93,447       -
     Realized           -       -          -
     gains
     Realized      583,810    41,033       -
     losses

     The company uses the specific identification method to determine the cost of securities sold.

     Results of operations for 1997, 1996 and 1995 include a charge of $ -0- $53,821, and $-0- for unrealized gains on trading securities.

     Stockholders' equity includes an unrealized loss of $0, $50,548, and $51,553 at April 30, 1997, 1996 and 1995, respectively.

6.   NOTE RECEIVABLE - OFFICER

     During fiscal 1997, the Company loaned the President and Chief Executive Officer of the Company $1,800,000. The loan is evidenced by a nonrecourse note, which bears interest at 6%, with all principal and accrued interest due November 14, 2006. The note is collateralized by approximately 33,500 shares of common stock of the Company which had a market value of $1,800,000 on September 25, 1996 and is not subject to additional calls for security regardless of any changes in the value of the stock. At April 30, 1997, these shares had a market value of approximately $209,000. The allowance of $889,000 is primarily to provide for impairment of the collateral as a result of the fluctuation in the value of the collateral. The allowance, which is adjusted on a annual basis, is computed from a formula which utilizes the average price of the Company's common stock using a twelve month period.

7.   INVESTMENT IN AFFILIATE

     The Company holds a 15.2% interest in Meteor Technology PLC ("Meteor"), a public telecommunications company traded on the Alternative Investment Market of the London Stock Exchange. The investment is accounted for under the equity method because the Company exercises significant influence over Meteor's operating and financial activities. Due to certain factors, the Company has determined that the carrying value of its investment exceeds the estimated recovery value. Accordingly, a provision of $2,693,087 has been charged to operations in 1997 reducing its carrying value of Meteor to zero and suspended the equity method of accounting for its investment in Meteor.

8.   ACCRUED EXPENSES

     The following is a summary of accrued expenses at April 30,:
                                1997                1996

     Taxes                 $      26,811      $       56,550
     General and administrative    2,452              35,244
     Fees                         34,000              36,000
     Compensation                 41,503              32,864
     Lease obligations           115,099                   -
     Other                         3,125              33,671

                               $   222,990        $    194,329

9.   NOTES PAYABLE - RELATED PARTY

     In fiscal 1996, the remaining balance of the notes payable to Forme Capital, Inc. (Forme), a corporation majority-owned by the wife of the President of the Company was settled by payment of $236,000 cash and issuance of 15,000 shares of the Company's restricted common stock valued at $450,000. The weighted average interest rate on the short-term borrowings was 8% for fiscal 1996 and 1995.

10.  INCOME TAXES

     The Company files a consolidated Federal tax return. The Company had no current State or Federal income tax expense for each of the years ended April 30, 1997, 1996 and 1995.

     Deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities as measured by the currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

     Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of allowance for doubtful accounts, note receivable allowance, investment valuation adjustments, inventory reserve and from net operating losses.

     The components of deferred taxes at April 30, in the accompanying balance sheets are summarized below:
                                              1997    1996

       Allowance  for  doubtful  accounts     $     6,782      $           1,880
Inventories                                 168,213              66,795
     Other                                    3,958                   3,570
     Note receivable allowance              302,260                   -
     Investment valuation adjustment        915,650               (1,113)
     Capital loss carryforward             117,817              117,817
     Net operating loss carryforward      6,862,390           3,846,783
                                         8,377,070           4,035,732

            Less        valuation       allowance                    (8,377,070)
(4,035,732)

               Deferred tax asset-net    $       -        $     -


     At April 30, 1997, the Company has approximately $20,184,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2012.

     Approximately $640,000 of the net operating loss carryforwards for tax purposes are limited due to statutory changes in the tax law in connection with the change in more than 50% ownership of the Company in 1988. Because of statutory requirements in the law, that portion of the net operating loss carryforward applicable to the period prior to the ownership change is limited to use of approximately $35,800 per year until it expires. As the net operating losses expire, at a minimum, approximately $425,000 of the tax net operating loss carryforward will not be available for the Company's future use.

11.  STOCKHOLDERS' EQUITY

     Common Stock

     The brother of the President of the Company purchased 13,750 and 20,833 shares of the Company's restricted common stock for $470,312 and $497,375 in various transactions during fiscal 1996 and 1995, respectively.

     Unrelated third parties purchased 16,094 and 42,251 shares of the Company's restricted common stock for $795,612 and $1,126,472 in various transactions during fiscal 1996 and 1995, respectively.

     During fiscal 1996, a company affiliated with the President purchased 13,750 shares of the Company's restricted common stock for $1,108,594.

      During fiscal 1996, the President purchased 11,250 shares of the Company's restricted common shares for $907,031.

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 1997:

                                Number of Shares


     Series of           Originally
     Preferred Stock     AuthorizedIssued    Outstanding         Value

          A                   2,000     2,000       -                  -
          B                  75,000    75,000            -                -
          C                  50,000    50,000       -                -
          D                 66,134    66,134        -                -
          E                 108,056    108,056    108,056        1,081
          F                  15,000    15,000       -                -
          BB             1,000,000  1,000,000       -                -
          G              5,333,333  5,333,333       -                -
          H              17,000,000 13,433,333      -                -
          I              10,000,000  3,590,000    2,330,000      23,300

     TOTAL               33,649,523 23,672,856     2,438,056        $ 24,381

     During fiscal 1997, 112,000 shares of Series BB were converted to 1,922 shares of the Company's restricted common stock.

     During fiscal 1997, 9,908,333 shares of Series H were converted to 165,920 shares of the Company's restricted common stock.

     During fiscal 1997, 1,260,000 shares of Series I were converted to 144,688 shares of the Company's restricted common stock.

     During fiscal 1997, 15,000 shares of Series F were retired.

     During fiscal 1996, the Series G shares outstanding were converted to 56,844 shares of the Company's restricted common stock.

     During  fiscal  1996, 888,000 shares of Series BB were converted  to  8,608 shares of the Company's restricted common stock. During fiscal 1996, 3,525,000 shares of Series H were converted to 53,709 shares of the Company's restricted common stock.

     During fiscal 1996, the outstanding shares of Series D, owned by the wife of the President, were redeemed for $66,134.

     During fiscal 1995, the outstanding Series C were converted to 250 shares of the Company's restricted common stock.

     Series E preferred shares owned by a trust affiliated with the President of the Company are entitled to receive a cumulative dividend equivalent to $1,600 per month. Dividends in the amount of $19,200 were declared and paid each of the years ended April 30, 1997, 1996 and 1995.

     Series BB preferred shares (Series BB) are entitled to receive a dividend of 12% payable quarterly. The Series BB are convertible to common shares at thirty percent off the closing price of the common shares. Dividends in the amount of $70,040 were paid in 1996.

     Series G preferred shares (Series G) are entitled to receive a dividend of 9% payable quarterly. The Series G are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance. Dividends in the amount of $139,151 were paid in 1996.

     Series H preferred shares (Series H) are entitled to receive a dividend of 9% payable quarterly. The Series H are convertible to common shares at
     twenty  percent off the closing price of the common shares.       Dividends
     in the amount of $76,034 and $225,055 were paid in 1997 and 1996, respectively.

     Series I preferred shares (Series I) are entitled to receive a cumulative dividend of 7%, payable in common shares of the Company. The Series I are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance.

     Any split or combination of common shares requires a simultaneous split or combination of each series of preferred shares and visa versa. Upon liquid ation or dissolution of the Company, holders of each series of preferred shares are entitled to receive, to the extent of their par value, pro rata with other preferred shareholders and before holders of common shares, all assets legally available for distribution to stockholders. Each series of preferred shares issued as of fiscal year-end in non-voting.
12.  STOCK OPTIONS

     Camelot Corporation

     The Company adopted the 1991 Employee Stock Option Plan (the Plan) in April 1992, reserving 3,750 shares of the Company's common stock for issuance upon the exercise of options granted under the Plan. On April 30, 1993, the board amended and the shareholders approved to increase the number of common shares to 16,250 available for issuance under this plan. The options may be purchased as Incentive Stock Options at 100% of fair market value of the common stock or as supplemental stock options at not less than 85% of the fair market value of the common stock at the date of grant.

     The terms of the options under the Plan may not exceed 10 years. No options may be granted under the Plan after April, 2002. The Company has determined to use the 1991 Employee Stock Option Plan for non-employee directors and has amended the Plan to specifically cover directors. Other than a name change to the 1991 Outside Director Stock Option Plan and as set out above, the Plan will otherwise stay the same.

     In October 1996 the Company adopted the 1996 Stock Option Plan. At that time the Company canceled all outstanding options from the 1991 plan and granted the equal number of options from the 1996 plan. The plan reserves 200,000 shares of the Company's common stock upon exercise of the options granted under the plan. The exercise price for the options is equal to the Fair Market Value of a share of Common Stock on the Grant Date. The per share exercise price of any option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company must be at least 110% of the fair market value of a share of the Company's common stock on the date of grant, and the term of such option cannot exceed five years.

     The term of the options under the 1996 plan may not exceed 10 years. No options may be granted under the Plan after October 2006. During 1997, the exercise price of the options granted under the 1991 and 1996 plans was changed to $5.00 per share.

     Under  the 1996 plan, 175,000 options were granted to the President of  the
     Company,  however he was not eligible for options under the 1991 plan.   An
     additional 3,500 options were granted to officers during fiscal 1997.

     Outstanding stock options outside the Plan were 86,250 and 87,500 at April 30, 1997 and 1996, respectively.

     The following schedule summarizes the changes in the Plans:


                           1997       1996       1995

Options outstanding  at     94,600     95,825     94,375
beginning at year
   Granted                 185,538      7,194      6,325
   Exercised                     -  (  4,637)          -
   Canceled               ( 4,750)  (  3,782)  (  4,875)
Options outstanding  at                94,600     95,825
end of year                275,388


Options exercisable  at    275,388     94,600     95,825
end of year

Average    price     of
options:
   Granted during year    $ 49.348    $98.324    $48.928
     Exercised   during          -     62.208          -
year
   Canceled during year     52.160     80.140     47.692
    Outstanding at  end     12.160     31.828     29.932
of year


     mrcdrom.com, inc.

     mrcdrom.com, inc. has approved two stock option plans, a 1997 Incentive Stock Option Plan (the "Incentive Stock Option Plan") and the 1997 Directors' Stock Option Plan (the "Director's Stock Option Plan") in March 1997, reserving 500,000 shares of common stock for issuance upon the exercise of options granted under the Plans. The Incentive Stock Option Plan is available to all employees of mrcdrom.com, inc. (including officers and employee directors). The Director's Stock Option Plan is available for all nonemployee directors of mrcdrom.com, inc. The option exercise price is equal to the fair market value of a share of common stock on the grant date unless the optionee is granted more than 10% of the maximum number of shares available for issuance under the Plans in which case the exercise price is equal to 110% of the fair market value of a share of common stock on the date of grant. The term of the options under the Plans may not exceed 10 years.

     The following schedule summarized the changes in the Plans:

     Incentive Stock Option Plan


                               1997           1996          1995

Options  outstanding   at
beginning of year
     Granted                    408,800               -           -
     Exercised                        -               -           -
     Canceled
                                      -               -           -
Options  outstanding   at
end of year                     408,800               -           -

Options  exercisable   at       408,800               -           -
end of year

Average price of options
     Granted during year        $  4.00          $    -       $   -
       Exercised   during             -               -           -
year
     Canceled during year             -               -           -
      Outstanding at  end          4.00               -           -
of year


     Director's Stock Option Plan

                                 1997          1996         1995

Options   outstanding   at
beginning of year
     Granted                       15,000             -           -
     Exercised                          -             -           -
     Canceled
                                        -             -           -
Options outstanding at end         15,000             -
of year                                                           -

Options exercisable at end         15,000             -
of year                                                           -

Average price of options
     Granted during year                $   $         -           $
                                     4.00                         -
     Exercised during year              -             -           -
     Canceled during year               -             -           -
     Outstanding at end of           4.00             -           -
year

     The Company granted stock options to purchase 423,800 shares of mrcdrom.com common stock to officers and directors of mrcdrom.com, inc.

     The Company recognized and measures compensation costs related to stock option plans utilizing the intrinisic value based method. Accordingly, no compesation cost has been recorded. Had comensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                   1997
                         As Reported         Pro forma

     Net loss            $ (12,996,369)      $ (13,441,659)

     Loss per share      $      (20.45)      $      (21.15)


                                   1996
                         As Reported         Pro forma

     Net loss            $ ( 4,565,713)      $ ( 4,928,278)

     Loss per share      $      (12.54)      $      (14.32)

     The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996: risk free interest rate 4.5%; expected life 10 years; expected volitity 30%; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

13.  MINORITY INTEREST

     During  the  year  ended  April  30, 1995,  a  subsidiary  of  the  Company
     authorized  15,000,000 shares of $.01 par value preferred stock.   Proceeds
     from the sale of issued shares, net of expenses of $39,456, were $264,044. During fiscal 1996, the Company purchased 60,700 shares of the 10% Convertible Preferred Shares, Series A. The 10% Convertible Preferred Shares, Series A, have one vote per share, and no preemptive rights. The dividend is cumulative and must be paid before any dividends can be paid to the common shareholders. The Preferred shares have a preference upon liquidation over the common shares. The Preferred shares are convert-ible at a rate of one Preferred share for each common share. The
     Company has the right to redeem the Preferred shares within twelve months of issuance at $6.00 per share and the second twelve months for $6.60 per share. Dividends in the amount of $121,968 were paid in 1996. All shares were redeemed in fiscal year 1996.

14.  RELATED PARTY TRANSACTIONS

     During fiscal 1997, the Company made a loan to an officer in the amount of $14,000 bearing interest at 6% which has been repaid as of April 30, 1997.

     During fiscal 1997, the Company concluded agreements with Meteor Technology PLC, appointing them as the exclusive international distributor for DigiPhone and DigiPhone Deluxe, excluding the United States of America,
     Canada,  the  United  Kingdom  and  Ireland.   The  consideration  for  the
     DigiPhone rights was 6,000,000 British pounds sterling (approximately $9,312,000) and an additional 1,000,000 British pounds sterling in loan stock was subscribed to,(approximately $1,685,000). During fiscal 1997, the Company acquired the U.S.A. and Canadian rights to PCAMS software, which is a payphone contract and management system software from Meteor Technology PLC. The consideration for the PCAMS software rights was the cancellation of 2,000,000 British pounds sterling of loan stock (approximately $3,370,000) and the issuance of 80,960 shares of the Company's restricted common shares. The remaining loan stock was converted into ordinary shares of Meteor Technology, with the Company owning approximately 15.2% of Meteor Technology PLC.
     Because of the significant influence the Company has over Meteor Technology PLC, the Company has accounted for these transactions as an equity investment in Meteor Technology PLC. See footnote 7 discussing the Company's investment in Meteor Technology, PLC.

     In fiscal year 1996, the Company made a loan to DigiPhone Europe, Ltd., a subsidiary of Meteor Technology, PLC ("Meteor") for $30,000. The Chairman and Chief Executive Officer of Camelot is a majority stockholder of Meteor at April 30, 1997. Sales of software products to Meteor were $141,905 during fiscal 1997.

     The  Company  received management fees of $72,000, $24,000 and  $0  for the years 1997, 1996, and 1995, respectively, from a securities transfer agent company affiliated with the President of the Company.

     During fiscal 1996, an officer of the Company was given the opportunity to execute a 6% interest bearing note in principal amount of $75,156 to exercise stock options. The note receivable, which is collaterized by the pledge of 1,500 shares of common stock of the Company is due on January 18, 1998.

     The Company received loans from Forme Capital totaling $406,000 in fiscal year 1995. Payments of $236,000 and $190,000 were made in fiscal years 1996 and 1995, respectively. Forme converted the outstanding balance of $450,000 to common stock during fiscal 1996.

     During fiscal 1995, the Company issued 375 common shares valued at $22,500 to a company affiliated with the President of one of the Company's subsidiaries for a customer mailing list.

     The Company owns 21,495 shares of Forme Capital's Series A, 10% Non-cumulative Preferred Stock, 50,000 shares of Series B, 10% Non-cumulative Preferred Stock and 466,571 shares of Series C, 10% Non-cumulative Preferred Stock. The preferred shares have no voting rights, pay dividends at the discretion of Forme's board of directors, and have priority for payment upon dissolution of Forme over Forme's common stock. The Company received dividends of $46,657 from Forme Capital each of the fiscal years 1997, 1996 and 1995.

     During fiscal years 1996 and 1995, a company affiliated with the President of the Company provided the Company with management and other services valued at $44,000 and $286,000, respectively. During fiscal year 1996, the President and the Corporate Secretary became employees of the Company. Prior to this they were employees of the affiliate and received no compensation from the Company.

15.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company rents office space for its corporate headquarters from Forme under a September 1993 agreement expiring in September 1998. Rent expense incurred with Forme for fiscal 1997, 1996 and 1995 was approximately $80,000 each year. The lease included the following terms and conditions:

          1. Forme has an option to buy the Company's furniture and equipment located on the premises at the Company's book value during the term of the lease.

          2. The Company granted a ten year option to Forme to purchase 50,000 shares of restricted common stock at an exercise price of $25.00 which includes piggy back rights.

          3. Rental payments automatically increase to 150% of prevailing market rates at the time the President ceases to be a director of the Company.

     In addition, the Company rents office and warehouse space in the Dallas, Texas area for its subsidiaries.

     Total  rent  expense, all of which were minimum rentals, for  fiscal  1997,
     1996    and    1995    was    approximately    $587,478,    $268,615    and
     $106,700,respectively.

     In addition to minimum lease payments, a retail lease agreement provides for contingent rentals if certain sales levels are reached. The future minimum lease payments under operating leases for office and warehouse space that have remaining non-cancelable lease terms in excess of one year at April 30, 1997, are as follows:

          Year Ending Related Party     Other          Total
          April 30,

          1998      $   80,000      $ 148,050     $  228,050
          1999          26,667        141,243        167,910
          2000               -        139,763        139,763
          2001               -         95,000         95,000
          2002               -              -              -
          Thereafter          -              -              -
                     $ 106,667      $ 524,056     $  630,723

     The Company has negotiated or is in the process of negotiating early termination of its retail lease obligations. An accrual of $115,099 for the settlement of the leases, is included in accrued expenses at April 30, 1997. If the negotiations are not successful, the ultimate loss will probably be greater than the accrued amount.

     Litigation

     During the ordinary course of business, the Company is involved in legal proceedings and regulatory inquiries which management does not expect to have a material effect on the financial position of the Company.

     Liquidity and Capital Resources

     The consolidated statement of operations presented in the financial statements reflects net losses for the years ended April 30, 1997, 1996 and 1995. However, the Company has been able to improve it's financial position through stock offerings and has been able to raise $3,410,500 in 1997 and $22,330,214 in 1996 through private placements. As indicated at
     Note 17, the Company has discontinued all but one segment to concentrate its efforts toward the retailing, distribution, and publishing of CD-ROM software.

     Management believes that the Company's future success will be achieved through sales of CD-ROM software and license fees. The Company owns DigiPhone, a software product which permits the full duplexing of voice over the Internet.

     Management is aware of the need for additional cash resources to be obtained for the continuance of research and development and anticipates that such financial resources will primarily come from private placement of Camelot's common and preferred stock. Management believes that license fees received from Third Planet's products will generate revenues and cash flow towards the end of the current financial period. Management believes that cash provided by financing activities and licensing fees as well as revenue from sale of software over the Internet together with the present level of cash resources available will be sufficient for its need over the next twelve months. Management also believes that should the Company require additional cash resouces it can incur borrowing as Camelot has no long-term debt.

     While management believes the Company is well positioned for future profitability, there can be no assurance of future success.

16.  SALE OF SUBSIDIARIES

     On July 6, 1994, the Company sold its 69% controlling interest in Beecher Energy, Ltd., for $184,543 resulting in a loss of $82,644.

17.  DISCONTINUED OPERATIONS

     On January 31, 1995, the Company's video marketing and distribution subsidiary Camelot Entertainment filed Chapter 7 bankruptcy with the U.S. Bankruptcy Court. Revenues for this segment for fiscal 1995 were $694,666. Loss from operations and disposals for fiscal 1996 and 1995 were $250,925 and $406,057, respectively.

     Oil and gas revenues for fiscal 1995 were $16,964. Loss from oil and gas operations for fiscal 1995 were $3,009.

     The results of operations of the above subsidiaries have been presented in the financial statements as discontinued operations. Current assets of the discontinued operations consisted primarily of cash and accounts receivable. Current liabilities of the discontinued operations primarily consist of subsidiary trade payables guaranteed by Camelot Corporation.

18.  INDUSTRY SEGMENT

     The Company and its subsidiaries are operating in one industry segment and are vertically intergrated in retailing, distribution, and publishing of CD-ROM software.

19.  SUBSEQUENT EVENTS

     In July 1997, the Board of Directors approved a one for forty reverse stock split of common stock and outstanding preferred shares, Series J to stockholders of record on July 15, 1997. The consolidated financial statements, including all references to the number of shares of common stock and all per-share information, have been adjusted to reflect the split on a retroactive basis.

     On May 29, 1997, the Company advanced 500,000 British pounds sterling (approximately $828,250) to Meteor Technology PLC for 10% unsecured loan stock.

     In May 1997, the Board of Directors authorized the creation of a series of preferred stock, Series J with 60,000,000 shares authorized. Series J has a par value of $.01 per share, does not pay dividends, are entitled to vote on matters submitted to a vote of the stockholders of the Company, and rank junior to all other series of preferred stock.

     During May of 1997, Camelot Corporation completed a preferred stock transaction with Adina, Inc. an affiliated company. As a result of this transaction, Camelot is now a majority owner of Meteor Technology, PLC through Camelot's ownership of Alexander Mark Investments (USA), Inc.
     The specific transfers that occurred are as follows:

           On May 9, 1997, Alexander Mark Investments (USA), Inc. acquired 40,727,988 ordinary shares (57% of the outstanding shares) in Meteor
     Technology PLC from Daniel Wettreich in exchange for 6,787,998 restricted common shares in Alexander Mark Investments (USA), Inc.

           On May 15, 1997, Adina, Inc. accepted the subscription for 42,450,000 restricted common shares of Adina, Inc. by Daniel Wettreich in exchange for 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc.("AMI"). AMI owns 57% of the outstanding shares of Meteor Technology PLC ("Meteor"). Meteor has two active subsidiaries, Digiphone International, Ltd. and Meteor Payphones, Ltd.

          On May 20, 1997 Adina, Inc. the majority shareholder of Alexander Mark Investments (USA), Inc. transferred 6,029,921 (80% of the outstanding shares) to Camelot Corporation as payment for subscription.

          On May 20, 1997 Adina, Inc. subscribed 1,345,294 restricted Preferred Shares, Series J Camelot Corporation, ("Camelot") with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark
     Investments (USA), Inc. to Camelot. 892,214 of the Preferred Shares were issued upon execution of the agreement and 453,080 are to be issued as new common shares of Camelot are issued in such a manner so that the additional Preferred Shares are issued at the same time and in the same quantity as any newly issued common shares. The Preferred Shares have one vote per share and vote with the common shares, are non-convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares.

20.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

     All of the Company's oil and gas properties are located in the continental United States. The following tables reflect information relating to the Company's oil and gas producing activities.

     Results of Operations for Producing Activities

                            1997           1996            1995

     Sales of oil  and    $   -          $     -         $  16,964
     gas
     Production costs          -                -           (10,967)
     Provision     for         -                -
     depletion
     depreciation              -                -            (3,250)
                          $   -          $     -         $     2,747

No costs were incurred in oil and gas property acquisitions, exploration, development activities and exploration in the three year period ended April 30, 1997.

     Capitalized costs relating to oil and gas producing activities were zero for the three year period ended April 30, 1997.

     Oil and gas reserves were zero for three year period ended April 30, 1997.

     Proved developed reserves were zero for the three year period ended April 30, 1997.

     Standards measure of discounted future net cash flows

     The standardized measure of discounted future net cash flows at April 30, 1997, 1996 and 1995 relating to provided oil and gas reserves were zero.

     Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates (adjusted for permanent differences) that relate to existing proved oil and gas reserves at year-end. The following are the principle sources of change in the standardized measure of discounted future net cash flows for each of the years in the three-year period ended April 30, 1997.

                                  1997     1996       1995

     Beginning of year           $     -  $     -   $422,000
     Changes resulting from
     sales   of oil and gas
     produced,                                      (17,000)
     net of production costs
     Net  changes in prices and                            -
     production costs
     Revisions   of    previous                            -
     quantity estimates
     Accretion of discount                                 -
     Net   changes  in   income                            -
     taxes
     Disposition  of  oil   and        -        -
     gas segment                                   (405,000)
     End of year                    $  -    $   -  $       -



21.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     During the first three quarters of 1997, the Company reported its investment in Meteor Technology PLC ("Meteor") at fair value
     (SFAS No. 115), therefore revenue for the license agreements with Meteor and the loss on the market value of Meteor stock was reflected in the statement of operations. During the fourth quarter of 1997, the Company reviewed its accounting treatment of its investment in Meteor. In accordance with Accounting Principles
     Bulletin Number 18 the investment in Meteor is properly accounted for using the equity method of accounting. The aggregate effect of this adjustment was an approximate $1,263,000 loss recorded on its investment in Meteor.

     The Company also reviewed its inventory and receivable valuation allowances which resulted in a decrease in assets of approximately $496,000 for inventory and $889,000 for receivables.

                      CAMELOT CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended April 30, 1997, 1996 and 1995


     Description

     Allowance deducted
     from assets to which
     it applies:

                                    Additions
       Accounts    Balance   Charged  Charged                 Balance
     Receivables     at     to Costs     to                     at
      Year Ended  Beginnin     and     Other    Deductions    End of
                    g of    Expenses  Account                 Period
                   Period                s
      April 30,    $ 11,415   $ 8,532        -         $  -    $19,947
         1997

      April 30,      36,419    10,887        -       35,891     11,415
         1996                                           (a)

      April 30,     365,448    41,500        -   370,529(a)      36,419
         1995

        Notes
      Receivable
      Year Ended

      April 30,           $         $        $            $  $ 889,000
         1997             -   889,000                     -

      April 30,           -         -        -            -
         1996                                                        -

        April        75,000   7,972  2       -       82,972          -
       30,1995                                          (a)

     Inventories
      Year Ended

      April 30,    $198,000  $495,942  $     -    $ 199,198   $494,744
         1997

        April                 198,000        -            -    198,000
       30,1996            -

        April             -         -                     -          -
       30,1995                               -






      (a) Uncollected receivables written off, net of recoveries