Form 10-K/A
period 1997-04-30
CAMELOT CORP
filed 1997-08-05
CIK 13033

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

      The  Company  was  incorporated in Colorado  on  September  5,  1975,  and
completed  a $500,000 public offering of its common stock in March 1976.   The
Company has made several acquisitions and divestment's of businesses unrelated to its present activities (see Acquisition and Divestment History) and during the years ended April 1994 and April 1995, undertook a restructuring which involved the sale or closure of all subsidiaries operating in prior financial periods.

      The Company's activities are conducted through subsidiaries. Third Planet Publishing, Inc., (`Third Planet") (established in January 1995) is a research and development company developing leading edge technology in both hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. ("mrcdrom.com"), (established in March 1997) is a Internet catalog retailer of software. Camelot Internet Access Services, Inc. ("CIAS"), (established in June 1996) is a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI") (80% acquired in May 1997) is a U.S. public holding company whose 57% owned subsidiary, Meteor Technology plc ("Meteor") is a U.K. public company. Meteor's two primary subsidiaries are DigiPhone International Ltd which is the worldwide distributor of all the products of Third Planet, and Meteor Payphones Ltd an operator of approximately 2,000 payphones.

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

      VideoTalk will be available for licensing to major PC manufacturers commencing in approximately September 1997.

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

mrcdrom.com, inc.

           In April 1997, Registrant announced a new Internet shopping company called mrcdrom.com, a subsidiary, which will sell software titles over its World Wide Web Site. It also announced the filing of a registration statement to raise up to $12,000,000 through an initial public offering ("IPO") over the Internet, offering up to three million shares, at $4.00 per share. The Company will be offering its shares exclusively over the Internet with no underwriter and with a minimum subscription of $200 for 50 shares. Following the offering  if  all  shares offered  are  sold the Company will have 9,000,000
shares outstanding.   Camelot, who  will  retain  a  60%  shareholding sub-
sequent to the IPO, transferred to mrcdrom.com approximately $511,428 of inventory, cash, trademarks and other assets. The mrcdrom.com Internet catalogue is currently being test marketed via its World Wide Web site at http://www.mrcdrom.com.

      This new business grew out of the experience and resources of Registrant's previous software retail chain called Mr. CD-ROM Stores, Inc., which was closed during the financial period. The Company will offer a wide selection of one-stop computer software shopping through a secure site on the Internet. Customers are offered a large selection of titles as well as competitive pricing and can run searches in various categories, check order status, and click on a button to add software to their virtual shopping baskets. To execute orders customers click on a button and are prompted to supply shipping and payment details.


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
June 1994      Maxmedia Distributing         Software Distribution  168,500

      These companies ceased doing business in July 1994, July 1994, November 1993, November 1993, and May 1995, respectively.

      In July, 1993, Registrant acquired approximately 40% of the issued share capital of Goldstar Video Corporation ("GVC"), a video marketing company for a net price of $92,432. Registrant also made a $150,000 secured loan to GVC. Further, Goldstar Entertainment, Inc. ("GEI") a subsidiary of Registrant acquired certain licenses and other assets from GVC for $375,000. Thereafter Registrant's subsidiary Camelot Entertainment, Inc. commenced business as a video marketing company. On October 20, 1993, GVC filed for protection from creditors under Chapter 11 of the Bankruptcy Code which was converted to Chapter 7 on February 4, 1994. Registrant was not a controlling shareholder of GVC. The Company's subsidiary Camelot Entertainment, Inc. filed under Chapter 7 of the US Bankruptcy laws in January 1995.

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

                                    Real Time

                                   High      Low


     1996

     First     July  31, 1995      $ 97.50        $60.00
     Second    October 31, 1995     281.25         77.50
     Third     January 31, 1996     196.25         92.50
     Fourth    April 30, 1996       127.50         68.75

     1997

     First     July 31, 1996       102.50         37.50
     Second    October 31, 1996    60.00          43.75
     Third     January 31, 1997    35.00          23.75
     Fourth    April 30, 1997      15.00           3.75

   As of July 18, 1997, the Company had 9,664 shareholders of which there were 1,191 shareholders on record of Company's common stock and 8,473 additional beneficial owners. On July 14, 1997 the Company's shareholders approved a one for forty reverse stock split on all the outstanding common and preferred shares, Series J resulting in 1,472,672 common shares and 1,345,295 preferred shares, Series J outstanding.

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
debt





      Company's software subsidiaries commenced operations during fiscal 1995 (See Item 1. Business).

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

      On September 11, 1993, the Company disposed of its investment in Forme Capital, a real estate holding company (See Item 1. Business).

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

     Registrant's subsidiary Mr. CD-ROM Stores, Inc. closed its six retail locations during the period and transferred the majority of its assets to a fellow subsidiary mrcdrom.com (See Item 1. Business).

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

     On January 26, 1996, the Company announced that it has concluded an agreement with UUNet. Technologies, Inc. whereby it will use UUNet's Internet backbone for the Company's newly formed subsidiary, Camelot Internet Access Services, Inc. ("Camelot Internet"). The use of UUNet's exclusive alternate
Internet backbone facilities enables Camelot Internet to instantly establish itself as a nationwide quality Internet service provider. Camelot
Internet was officially launched in June 1996 at which time its nationwide services commenced. Camelot Internet is offered as part of Camelot's DigiPhone Deluxe software package.

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

1995

     During the year ended April 1995, Company completed its restructuring which involved the sale or closure of all previously owned subsidiaries and established three new operating subsidiaries, namely Third Planet Publishing, Inc., (established in January 1995), Mr. CD-ROM Stores, Inc. (established in December 1994) and Camelot Distributing, Inc. (established in April 1995). Camelot Distributing acquired the inventory and customer list of Maxmedia Distributing which was acquired by Company in July 1994 and has now ceased trading. Due to the fact that trading operations for these subsidiaries commenced various times during the financial year, and to the fact that no prior history exists for the ongoing operations of Company, the Company is of the belief that the financial results for the year ended April 1995, and a compar-ison with prior period financial statements is not indicative of the future results of Company.

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

      Mr. CD-ROM Stores was established in December 1994 with the opening of a retail concept store in Orlando, Florida. This store, which was on a six month lease, provided an opportunity to refine Mr. CD-ROM's retail concept during which time retail franchise documentation and approvals were obtained from the majority of states in the USA. A company owned store was opened in Dallas in July 1995 and an additional four retail units opened by December 1995 in the Dallas area.

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

Discontinued Activities

     During the year Company's directors determined to discontinue its remaining non CD-ROM software activity and accordingly its subsidiary Camelot Entertainment, Inc., a video distribution company filed Chapter 7 liquidation under the US Bankruptcy laws in January 1995. Company's only continuing material liability in relation to Camelot Entertainment is a corporate guarantee in the original amount of $200,000 to a creditor of Camelot Entertainment. Such corporate guarantee has been fully allowed for in Company's financial statements. (See Item 3. Legal Proceedings). Revenues of Camelot Entertain-ment which are not shown in the financial statements as they are discon-tinued operations were $694,666 for fiscal 1995 compared with $2,597,366 for
the  previous  year.   Loss from operations for fiscal  1995  was  $406,057
compared with $1,563,174.

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

     Notes to Consolidated Financial Statements   F-10 through
                                                  F-30

Consolidated Schedule                             F-31

      The information itemized above are included in Part IV, Item 14 as Exhibit
(a) (1) and begins at F-1 following page 29.

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

Name and Address of      Amount and Nature of                    Percent
Beneficial Owner         Beneficial Ownership                    of Class

Daniel Wettreich          1,728,621     <F1><F2><F8>               57.3%
17770 Preston Road
Dallas, Texas 75252

Jeanette P. Fitzgerald      153,210     <F3>                        5.3%
17770 Preston Road
Dallas, Texas 75252

Allan Wolfe                   6,625      <F4>                          *
390 South River Road
Suite 5
Bedford, NH  03110

Bruce Baldwin                  2,000     <F5>                           *
8150 Central Expressway
Suite 100
Dallas, Texas 75206

David McCurley                21,500     <F6>                           *
17770 Preston Road
Dallas, Texas  75252

Robert Gregory             1,437,505    <F7><F8>                   50.8%
17770 Preston Road
Dallas, Texas  75252

All Officers and Directors 1,822,996    <F1><F2><F3><F4>           58.6%
as a group (6 persons)                  <F5><F6><F7><F8>

* Under 0.1%

Adina, Inc.                1,345,295    <F8>                       47.7%
17770 Preston Road
Dallas, Texas  75252


   (1) 60,366 of these shares are owned by AM Investments Ltd. a U.K. company ("AM") of which Mr. Wettreich is a director and officer. 25,000 of these shares are owned by Wettreich Financial Consultants, Inc. ("WFC"), a Texas company of which Mr. Wettreich is a director and officer. 16,250 of these shares are owned by Forme Capital, Inc., ("Forme"), a Delaware com-
      pany of which Mr. Wettreich is a director and officer.   81,710 of these
      shares are owned by Meteor Technology plc ("Meteor"), a UK company of which Mr. Wettreich is a director and officer. 1,345,295 of these are Preferred Stock owned by Adina, Inc.,("Adina") a Delaware corporation of which, Mr. Wettreich is a director and officer. Mr. Wettreich has dis-claimed any beneficial interest in the shares owned by AM, WFC, Forme, Meteor and Adina.

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

   (7) Includes options to purchase 10,500 shares granted to Robert Gregory, which options are not exercised. Includes 1,345,295 Preferred Shares owned by Adina of which Mr.Gregory is an officer and director. Includes 81,710 shares owned by Meteor a company which is majority owned by Alexander Mark Investments (USA), Inc. of which Mr. Gregory is a director. Mr. Gregory has disclaimed any beneficial interest in the shares owned by Adina and Meteor.

   (8) Includes 1,345,295 Preferred Shares, Series J of the Company. These shares are owned by Adina, Inc. of which Mr. Wettreich and Mr. Gregory are directors and officers. They have disclaimed all beneficial ownership in the shares. (See Item 13. Certain Relationships and Related Transactions).

Item 13.  Certain Relationships and Related Transactions

      On May 20, 1997 Registrant subscribed (post reverse) 1,345,295 restricted Preferred Shares, Series J Camelot Corporation ("Camelot") with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments
(USA), Inc. to Camelot. 892,215 of the Preferred Shares were issued upon execution of the Agreement and 453,080 are issuable as deferred consideration. The deferred consideration will be issued as new common shares of Camelot are issued in such a manner so that the additional Preferred Shares are issued at the same time and in the same quantity as any new common shares. The Preferred Shares have one vote per share and vote with the common shares, are non convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares.

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

                                     PART IV

Item  14.          Exhibits, Financial Statement Schedules, and Reports on  Form
8-K

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 1997.

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


See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                              Years Ended April 30,


                                      1997            1996         1995

  REVENUES                      $  1,887,617     $  3,002,049 $ 1,184,469

  COSTS  AND EXPENSES
    Cost of sales                  1,559,189         645,127      905,330
    General and administrative     7,164,354       6,233,501    2,511,108
    Provision for inventory obso
     lescence                        495,942           1,000          -
    Depreciation and amortization  1,462,459         354,419      116,186

    Total costs and expenses      10,681,944       7,431,047    3,532,624

  LOSS FROM OPERATIONS            (8,794,327)    (4,428,998)   (2,348,155)

  OTHER INCOME (EXPENSE)
    Interest and miscellaneous       426,490         152,278        1,370
    Dividend income-related party     46,657          46,657       46,657
    Loss on disposition of assets   (509,292)      (126,931)          -
    Loss on investment in
     affiliate                   (2,693,087)             -            -
    Note receivable allowance       (889,000)            -            -
    Realized loss on sale of
     marketable securities          (583,810)            -            -
    Unrealized gain on market-
     able securities                       -          53,821          -
    Interest expense-related party         -         (11,615)       35,849)

     Total other income(expense)  (4,202,042)        114,210        12,178

  LOSS FROM CONTINUING OPERATIONS(12,996,369)    (4,314,788)   (2,335,977)

  DISCONTINUED OPERATIONS
    Loss from operations                 -               -       (622,350)
    Loss on disposals                    -         (250,925)     (560,577)

    Loss from discon-
     tinued operations                     -       (250,925)   (1,182,927)

     NET LOSS                    (12,996,369)    (4,565,713)   (3,518,904)

  DIVIDENDS ON PREFERRED
  STOCK                             ( 95,234)      (575,414)       (19,200)

  NET LOSS ATTRIBUTABLE TO
   COMMON STOCKHOLDERS          $(13,091,603)  $ (5,141,127) $ (3,538,104)

  LOSS PER SHARE:
    LOSS FROM CONTINUING OPERATIONS   (20.45)        (12.54)        (9.17)
    LOSS FROM DISCONTINUED OPERATIONS   (.00)          (.73)        (4.64)
    DIVIDENDS ON PREFERRED STOCK        (.15)         (1.67)         (.08)
    NET LOSS PER  COMMON SHARE  $     (20.60)  $     (14.94)  $   (13.89)

  WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK AND COMMON STOCK
     EQUIVALENT SHARES OUTSTANDING   635,467        344,119        254,651

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

2.   ACQUISITIONS

     On March 31, 1997, a wholly-owned subsidiary of the Company was formed. The Company acquired 100% of the common stock of mrcdrom.com, inc., in exchange for $100,000 in cash, $511,428 of inventory, $30,464 of equipment and $26,000 of other assets. mrcdrom.com, inc. is engaged in selling software products through an Internet web page catalog. In March 1997, the Board of Directors approved the filing of a registration statement under the Securities Act of 1933, for a public offering of 3,000,000 shares of mrcdrom.com, inc. common stock.

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

     Series BB preferred shares ("Series BB") are entitled to receive a dividend of 12% payable quarterly. The Series BB are convertible to common shares at thirty percent off the closing price of the common shares. Dividends in the amount of $70,040 were paid in 1996.

     Series G preferred shares ("Series G") are entitled to receive a dividend of 9% payable quarterly. The Series G are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance. Dividends in the amount of $139,151 were paid in 1996.

     Series H preferred shares ("Series H") are entitled to receive a dividend of 9% payable quarterly. The Series H are convertible to common shares at twenty percent off the closing price of the common shares. Dividends in the amount of $76,034 and $225,055 were paid in 1997 and 1996, respectively.

     Series I preferred shares ("Series I") are entitled to receive a cumula-tive dividend of 7%, payable in common shares of the Company. The Series I are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance.

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

     During fiscal 1997, the Company concluded agreements with Meteor Technology plc ("Meteor"), appointing them as the exclusive international dis-tributor for DigiPhone and DigiPhone Deluxe, excluding the United States
     of America, Canada,  the  United  Kingdom  and  Ireland.   The  considera-
     tion for the DigiPhone rights was 6,000,000 British pounds sterling (approximately $9,312,000) and an additional 1,000,000 British pounds ster-ling in loan stock was subscribed to,(approximately $1,685,000). During fiscal 1997, the Company acquired the U.S.A. and Canadian rights to PCAMS software, which is a payphone contract and management system software from
      Meteor.
     The consideration for the PCAMS software rights was the cancellation of 2,000,000 British pounds sterling of loan stock (approximately
     $3,370,000) and the issuance of 80,960 shares of the Company's restricted common shares. The remaining loan stock was converted into ordinary shares of Meteor, with the Company owning approximately 15.2%
     of Meteor. Because of the significant influence the Company has over Meteor, the Company has accounted for these transactions as an equity investment in Meteor. See footnote 7 discussing the Company's investment in Meteor.

     In fiscal year 1996, the Company made a loan to DigiPhone Europe, Ltd., a subsidiary of Meteor for $30,000. The Chairman and Chief Executive Officer of Camelot is a majority stockholder of Meteor at April 30, 1997. Sales of software products to Meteor were $141,905 during fiscal 1997.

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

     Total  rent  expense, all of which were minimum rentals, for  fiscal  1997,
     1996    and    1995    was    approximately    $587,478,    $268,615    and
     $106,700, respectively.

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

18.  INDUSTRY SEGMENT

     The Company and its subsidiaries are operating in one industry segment and are vertically integrated in retailing, distribution, and publishing of CD-ROM software.

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

     On May 29, 1997, the Company advanced 500,000 British pounds sterling (approximately $828,250) to Meteor Technology plc ("Meteor") for 10% unsecured loan stock.

     In May 1997, the Board of Directors authorized the creation of a series of preferred stock, Series J with 60,000,000 shares authorized. Series J has a par value of $.01 per share, does not pay dividends, are entitled to vote on matters submitted to a vote of the stockholders of the Company, and rank junior to all other series of preferred stock.

     During May of 1997, Camelot Corporation completed a preferred stock transaction with Adina, Inc. an affiliated company. As a result of this transaction, Camelot is now a majority owner of Meteor through Camelot's ownership of Alexander Mark Investments (USA), Inc. The specific transfers that occurred are as follows:

     On May 9, 1997, Alexander Mark Investments (USA), Inc. acquired 40,727,988 ordinary shares (57% of the outstanding shares) in Meteor from Daniel Wettreich in exchange for 6,787,998 restricted common shares in Alexander Mark Investments (USA), Inc.

           On May 15, 1997, Adina, Inc. accepted the subscription for 42,450,000 restricted common shares of Adina, Inc. by Daniel Wettreich in exchange for 6,029,921 restricted common shares of Alexander Mark Investments (USA),
     Inc.("AMI").   AMI owns 57% of the outstanding shares of Meteor.  Meteor
     has   two  active   subsidiaries,   Digiphone
     International, Ltd. and Meteor Payphones, Ltd.

          On May 20, 1997 Adina, Inc. the majority shareholder of Alexander Mark Investments (USA), Inc. transferred 6,029,921 (80% of the outstanding shares) to Camelot Corporation as payment for subscription.

          On May 20, 1997 Adina, Inc. subscribed 1,345,295 restricted Preferred Shares, Series J Camelot Corporation, ("Camelot") with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark
     Investments (USA), Inc. to Camelot. 892,215 of the Preferred Shares were issued upon execution of the agreement and 453,080 are to be issued as new common shares of Camelot are issued in such a manner so that the additional Preferred Shares are issued at the same time and in the same quantity as any newly issued common shares. The Preferred Shares have one vote per share and vote with the common shares, are non-convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares.

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