Form 10-Q
period 1997-07-31
CAMELOT CORP
filed 1997-09-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended July 31, 1997         Commission File No. 0-8299


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

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                               July 31, 1997

Common stock, $0.01 par value                 1,515,774

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)

                                        July 31, 1997  April 30, 1997
                                         (Unaudited) (Audited/Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $    2,370.8   $    3,667.2
  Securities available for sale                    8.3            8.3
  Accounts receivable, net of allowance for
     doubtful accounts of $19,947 and $19,947
     at July 31, 1997 and April 30, 1997         518.1          493.8
  Prepaid expenses                               158.7          167.8
  Inventories, net of allowance for
     obsolescence of $495,145 and $494,744 at
     July 31, 1997 and April 30, 1997            660.0          644.2
       Total current assets                    3,715.9        4,981.3

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures                2,067.3        2,055.8
  Leasehold improvements                          64.2           64.2
  Less accumulated depreciation                 (861.3)        (800.7)
 Total property,plant and equipment-at cost    1,270.2        1,319.3

OTHER ASSETS
  Note receivable - officer, net of allowance
     of $889,000                                 996.5          968.2
  Preferred stock - related party                530.9          530.9
  Licenses and product development, net of
     $35,395 and $31,000 accumulated amortization
     at July 31, 1997 and April 30, 1997         763.5          421.5
  Other                                           51.3           23.1
     Total other assets                        2,342.2        1,943.7

                                          $    7,328.3   $    8,244.3

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                        July 31, 1997  April 30, 1997
                                         (Unaudited) (Audited/Adjusted)

CURRENT LIABILITIES
  Accounts payable                        $    2,629.1   $    2,642.8
  Accrued expenses                               190.8          223.0
     Total current liabilities                 2,819.9        2,865.8

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 1,515,774 and 881,763
     shares issued at July 31, 1997 and
     April 30, 1997, respectively                 15.2            8.8
  Preferred stock, $.01 par value, 100,000,000
     shares authorized, 1,528,351 and 2,438,056
     shares issued and outstanding at
    July  31,  1997  and  April  30,
    1997  respectively                            15.3           24.4
  Additional paid-in capital                  38,744.8       38,737.1
  Accumulated deficit                        (31,425.5)     (30,597.5)
  Less: treasury stock, at cost,
  28,795 and 28,745 shares at July 31,
  1997 and April 30, 1997                     (2,756.7)      (2,715.7)
  Dividends                                       (4.7)           -
  Notes receivable related to purchase of
     common stock                                (80.0)         (78.6)
       Total stockholders' equity              4,508.4        5,378.5

                                          $    7,328.3   $    8,244.3


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
           (In Thousands, Except Share and Per Share Data)]

                                              Three Months Ended
                                                   July 31,
                                              1997         1996

REVENUE                                    $    1,662.0 $      767.0

COST OF SALES                                   2,055.2        328.4

 GROSS PROFIT(LOSS)                             (393.2)        438.6

OPERATING EXPENSES:
  General and administrative                    2,151.4      2,283.0
  Depreciation and amortization                   229.4        217.9
                                                2,380.8      2,500.9

LOSS FROM OPERATIONS                           (2,774.0)   (2,062.3)

OTHER INCOME (EXPENSES):
  Interest expense                                (43.1)       (3.1)
  Interest income                                  55.6        110.5
  Dividend income - affiliate                      11.6         11.7
  Gain (Loss) on disposition of assets              1.0       (643.9)
  Other                                               -           -
     Total other income (expense)                  25.1       (524.8)

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                  (2,748.9)    (2,587.1)

DISCONTINUED OPERATIONS:
   Loss on disposal                                (.4)       (413.1)
                                                   (.4)       (413.1)

NET INCOME(LOSS)                              (2,749.3)     (3,000.2)

DIVIDENDS ON PREFERRED STOCK                      (4.7)        (73.2)

NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON  STOCKHOLDERS                    $    (2,754.0)   $ (3,073.4)

INCOME (LOSS) PER SHARE:
 Income(loss) from continuing operations $      (2.539)   $   (4.584)
  Loss from discontinued operations              (.000)        (.732)
   Dividends on preferred stock                  (.004)        (.130)

NET INCOME(LOSS) PER COMMON SHARE        $      (2.543)     $ (5.446)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         1,082,966      564,315

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                              Three Months Ended
                                                   July 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                    $   (2,748.9)    $(2,999.6)

ADJUSTMENTS TO RECONCILE NET GAIN(LOSS)
  TO NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization              161.9         217.9
  (Gain) loss on disposal of assets           14.1         643.9
  Write-off(provision) uncollectible
   accounts receivable                          -           (5.0)
  Write-down of Distribution Agreement       453.3            -
  Provision for inventory obsolescence          .4          (1.3)
  Change in assets and liabilities
       Accounts and accrued receivables      147.1        (500.4)
       Prepaid expenses                        9.1          59.4
       Inventories                           171.3        (113.4)
       Accounts payable and accrued expenses 516.8         329.6
       Net cash used by operating
        activities                        (1,274.9)     (2,368.9)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment        (24.3)     (1,206.4)
  Purchases of marketable securities           -        (1,230.1)
  Loan  to Director of Company               (29.6)        729.8
      Deposits                                (5.3)           -
  Licenses and product development          (367.7)       (244.2)
  Net cash used by investing activities     (426.9)     (1,950.9)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                         5.0       2,319.6
  Sale of preferred stock                       -             -
  Dividends on preferred stock                (4.7)        (73.2)
  Purchase of Treasury Stock                 (41.0)            -
  Net cash provided by financing activities  (40.7)       2,246.4

NET INCREASE (DECREASE) IN CASH           (1,742.5)     (2,073.4)

CASH AT BEGINNING OF PERIOD                4,113.4       9,870.6

CASH AT END OF PERIOD                  $   2,370.9   $   7,797.2

SUPPLEMENTAL INFORMATION:
  Cash paid for interest               $      71.2   $       6.1


See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES


                                               Three Months Ended
                                                    July 31,
                                                1997        1996

During the quarter ended July 31, 1996,
the Company recognized a loss on the
August 1996 disposal of the remaining
investment in Firecrest.                      (643.9)

During the period under review, Meteor
Technology, plc expensed   the   UK,
Ireland Distribution Rights to DigiPhone.     (453.5)

During the period under review, Meteor
Technology issued shares in settlement
for rent obligations for property previously occupied by Telecredit Telekommunications GmbH (318.4)


During the quarter ended July 31, 1997,
the Company's preferred stock was converted to common stock as follows:

  2,255,000 Series I preferred for 662,181 shares of restricted common

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1997.

The consolidated financial statements include the accounts of the Company, all majority owned subsidiaries and the majority owned company, Alexander Mark Investments (USA), Inc. ("Alexander Mark"). Alexander Mark is the majority owner of Meteor Technology, plc ("Meteor"). The April 30, 1997 adjusted balance sheet consolidates numbers from the April 30, 1997 Audited Financial Statements of the Company, the April 30, 1997 Audited Financial Statements of Alexander Mark and the May 31, 1997 adjusted Audited Financial Statements of Meteor. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. Accumulated deficit increased by $828,000 which represents the portion of earning recognized in the first quarter that were not shown in the April 30, 1997 balance sheet.The Meteor financial presentation is based on the accounting rules of the United Kingdom. The balance sheet reflects adjustments to present financial statements per US GAAP accounting rules. The adjustments included presenting current assets first on the balance sheet, reclassing creditors payable due within one year to the liability section from the current asset section and combining reserve amount and profit and loss account into retained earnings. The assets and liability amounts were not changed.The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31 and their last six month Interim Financials were issued for November 30, 1996. The three month results for the period ending July 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.The financial statements include the 20 per cent minority interest in the outstanding voting share capital of Alexander Mark not owned by the Company. Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at July 31, 1997 and April 30, 1997, one pound equals $1.64 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended July 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.

ITEM  2.      Management  Discussion  and  Analysis  of
Financial Condition and Results of Operations
The Company's revenue for the quarter ended July 31, 1997 was $1,662,000 compared with $767,000 in the comparable quarter of 1996.
Net loss for  the  three  month period was $2,748,900 compared with a
loss of for the previous year of $2,587,100   These results are due to
the restructuring by Meteor of the newly acquired payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk. Further, a write down of $453,500 was made by Meteor of the Digiphone UK distribution rights to comply with UK accounting requirements.

VideoTalk  is  a  complete hardware and software  system  which,  when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. It uses a PCI plug-and-play add-in card that provides high quality audio and video while achieving extremely low processor load. VideoTalk does not require a soundcard or a video capture card, and allows communication over the Internet with only a 28.8 Kbps modem. The unit includes the VideoTalk card, a color video camera, a special version of the Proficia telephony handset, and both the VideoTalk and Digiphone 2.0 software. The consolidated balance sheets for the period show stockholders' equity of $4,508,400 compared with $5,378,500 for the financial year ended April 30, 1997. Total assets were $7,328,300 compared with $8,244,300 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss.Management continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software and hardware products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from these hardware and software products. As previously announced, the Company has commenced negotiations with major Original Equipment Manufacturers to license its technology.

Liquidity and Capital Resources

Net cash used by operating
activities for the three months ended July 31, 1997 was $1,274,900 compared with $2,368,900 in 1996. Net cash used by investing activities was $426,900 compared with $1,950,900 in 1996. Net cash used by financing activities was $40,700 compared with net cash provided of $2,246,400 in 1996. Cash and securities of $2,370,800 compares with $4,495,400 at April 30, 1997. The Company's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that its Internet products and its payphone operations will generate its principal revenues and cash flow for the Company during the next twelve months. Management believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. However, Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business.

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote  of  Security  Holders

On July 14, 1997 the shareholders voted on and approved a one for forty reverse stock split of the outstanding common shares.

Item  5.  Exhibits  and Reports on Form  8-K.
 (a)   Exhibits: 3(1)  Articles  of  Incorporation:
                       Incorporated  by  reference  to
                       Registration  Statement filed
                       on  Form  10,  June  23, 1976.

        3(2)   Bylaws:     Incorporated   by   reference   as
                           immediately  above.

         (10)  1996  Incentive  Stock  Option  Plan:
                    Incorporated  by  reference  to
                    proxy  statement  for 1997.

Reports   on  Form  8-K:      Form  8-K  dated   May   20,   1997
                              with  amendments

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

 CAMELOT CORPORATION      (Registrant)
 By:  /s/ Daniel Wettreich
 DANIEL     WETTREICH,     President
 Treasurer  and Principal  Financial Officer

Date:   September  15, 1997