Form 10-K/A
period 1997-04-30
CAMELOT CORP
filed 1997-11-21
CIK 13033

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

Third Planet Publishing

       Third  Planet  is  an  innovative  technological
research  and development  company focusing on hardware
and software  solutions  for audio and video
communications over the Internet.  Third Planet is  at the
culmination of a 30 month development program for Internet
video conferencing and telephony and has made its new
products available for licensing to major Personal
Computer ("PC") manufacturers.
      Third  Planet released its first product, DigiPhone,
in  October 1995.   The  product represented a
telecommunications breakthrough  by permitting  the full-
duplexing of voice over the Internet making  real time
worldwide voice communications possible for PC users at
the cost of  a  monthly  Internet connection fee.  The
current version  of  the product,  called  DigiPhone
Deluxe includes modern telephone  features such  as  speed
dialing, voice messaging, caller ID, call  record  and
play  back,  conference  calling, amongst  others.
Conversations  are encrypted  and  completely  private
unlike  the  commonly  used   IRC connections or Internet
chat rooms in competing software.
      In  April 1996, Third Planet commenced a development
program for DigiPhone         2.0, the latest
version of DigiPhone which included  multi-
protocol frameworks enabling DigiPhone to communicate with
any  other standards based Internet telephony software.
The frameworks are based on  component  technology  that
will allow  the  development  of  new functionality  for
the  DigiPhone communications  engine.   This  new
approach  will  allow DigiPhone to evolve more quickly  in
a  rapidly maturing   Internet telephony market.
DigiPhone 2.0 will be available in approximately the last quarter of 1997.

      In May 1996, Third Planet announced a development
program for an Internet  telephony handset specifically
designed to  enable  superior voice  communications over
the Internet.  Proficia is an audio handset which connects
to a multimedia PC, eliminating the need for a headset,
microphone  or  speakers.   It  provides quality  sound
for Internet telephony, computer telephony and multi-media applications, and is available for licensing.

      The  principle focus of Third Planet's research and
development department  has  been  on  the  development
of  VideoTalk,  a                                                video
conferencing system for the Internet.  Third Planet has
applied for  a patent for VideoTalk, which is a complete
hardware and software system which,  when  connected to a
multimedia PC, enables full duplex  video conferencing
over the Internet and over local and wide area  networks.
Uniquely,   VideoTalk  will  operate  in  the  background
while not
detracting  from  the  PC's  ability to run  other
software  programs simultaneously.  It uses a PCI plug-and-
play card that  provides  high quality audio and video
while achieving extremely low processor  load. VideoTalk
does not require a sound card or a video capture card,
and allows  communications over the Internet with only a
28.8 kbps  modem. The  VideoTalk  unit  includes a NTSC or
PAL  color  video  camera,  a special  version  of  the
Proficia telephony  handset  and  both  the VideoTalk
and   DigiPhone   2.0  software.   Discussions   with   PC
manufacturers regarding the licensing of VideoTalk for inclusion with forthcoming platforms have commenced.

      VideoTalk  is  capable of video conferencing at  15
frames  per second  over a 28.8 modem.  This is a major
breakthrough, as competing technologies  currently
struggle to achieve 2 or 3 frames  per  second over  the
Internet. VideoTalk offloads almost all of  the  audio
and video  processing  onto its own processors.  This
frees  the  personal computer  for other tasks, such as
application sharing, while ensuring the  video  comes
through at a frame rate that software-only solutions
simply cannot match.
     VideoTalk features a modular framework, simplifying
upgrades  and expansions.   This  flexibility will allow
third party developers to utilize VideoTalk and its powerful processors as the engine for their own programs.
VideoTalk's technical features include:
    Multi-point conferencing
    High frame rate
    Low processor load
    Expandable system
    CIF, QCIF, and SQCIF formats
    Dual NTSC or PAL video input
    Echo cancellation
    Full duplex audio/video
    Outstanding speech quality
    H.323 compliant
    Open architecture
    Firmware upgradeable
    Scaleable hardware and software
    MIPS-based accelerated video processing
    Built-in frame grabber and audio amplifier

     VideoTalk is available for licensing to major PC
                      manufacturers.

      In  June  1997, a successful demonstration of all
the three  new products  was  held in Atlanta at
COMDEX/Spring 97'.   These  products were enthusiastically
received with VideoTalk being featured on COMDEX TV as a
show highlight.
      Through a series of transactions in July 1996,
November 1996 and May  1997 the worldwide marketing rights
for all Third Planet products are  exclusively  with
DigiPhone International Ltd., a  subsidiary  of Meteor
Technology plc a public company affiliated with
Registrant.
Meteor Technology plc
      Subsequent  to the financial year end, Registrant,
through  its acquisition  of 80% of AMI obtained control
of Meteor, a  U.K.  listed public company (see Acquisition
and Divestment History).  Meteor's two operational
subsidiaries, are DigiPhone International Ltd. and  Meteor
Payphones  Ltd.  DigiPhone International is the worldwide
distributor for  all  products developed by Third Planet.
Meteor  Payphones  owns and/or  operates approximately
2,000 payphones in the United  Kingdom, which business it
is intended to expand both by internal growth and by
acquisitions.
mrcdrom.com, inc.
           In April 1997, Registrant announced a new
Internet shopping company  called  mrcdrom.com, a
subsidiary, which will  sell  software titles over its
World Wide Web Site.  It also announced the filing  of a
registration statement to raise up to $12,000,000 through
an initial public  offering  ("IPO")  over the Internet,
offering  up  to  three million  shares, at $4.00 per
share. The Company will be offering  its shares
exclusively over the Internet with no underwriter and
with  a minimum subscription of $200 for 50 shares.
Following the offering if all  shares  offered are sold
the Company will have  9,000,000  shares outstanding.
Camelot, who will retain a 60% shareholding  subsequent to
the  IPO,  transferred  to mrcdrom.com approximately
$511,428  of inventory,   cash,  trademarks  and  other
assets.   The  mrcdrom.com Internet catalogue is currently
being test marketed via its World Wide Web site at http://www.mrcdrom.com.
      This new business grew out of the experience and resources of Registrant's previous software retail chain called Mr. CD-ROM Stores, Inc., which was closed during the financial period. The Company took a charge in the amount of $745,521 related to the closing of the stores. The Company believes that in the long run this action will be good for the Company as it restructures the operations into an Internet catalogue.The Company will offer a wide selection of one-stop computer software shopping through a secure site on the Internet.
Customers are offered a large selection of titles as well as competitive pricing and can run searches in various categories, check order status, and click on a button to add software to their virtual shopping baskets. To execute orders customers click on a button and are prompted to supply shipping and payment details.
      A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective.
These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.

Camelot Internet Access Services, Inc.

      An  Internet services provider formed in January
1996 using  the UUNet  backbone,  this  subsidiary's
principle  activities  are                                         the
provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would otherwise be unable to access the Internet. Due to the intense competition experienced by the Internet access industry, Registrant has no plans to expand the current limited activities of this company.

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
Stock  Transfer Company  of America, Inc. ("STCA"), a
transfer agent, for 6,666  newly issued  common  shares
of  the  Company  (post  reverse  split).   In connection
with  this transaction, Daniel Wettreich was  appointed  a
Director, Chairman and Chief Executive Officer and
Jeanette Fitzgerald was appointed a Director.   On April
11, 1994, following a decision by the Directors of the Company to discontinue financial services activities, STCA was sold to a company affiliated with Mr. Wettreich for book value, $13,276. (See Item 13. Certain
Relationships  and Related Transactions).

      On March 2, 1990, the Company's subsidiary, Beecher
Energy, Ltd. ("Beecher") was listed on the Vancouver Stock
Exchange in an initial public offering. The Company sold its 69% shareholdings in Beecher on July 6, 1994 for C$400,000, (US $288,293).

      In  January 1991, the Company acquired for $200,000
cash an  80% majority  interest in Forme Capital, Inc.
("Forme") a publicly  traded real  estate  company  from
the wife of Mr. Wettreich.   In  September 1993, the
Company sold to Forme for $466,571 two office properties
and then sold all its investment in Forme for cash
(approximately $40,000) to   Mrs.   Wettreich.  These
transactions  were  approved   by
the
shareholders of the Company at the Annual Meeting held on February 15, 1994.

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

      In  November 1995, Registrant appointed Firecrest
Group  plc  a public          company, as exclusive
distributor for DigiPhone in the  United
Kingdom and Ireland in consideration for $1,950,575
payable by  shares equal      to approximately 10% of
Firecrest.  In March 1996 all relations
with  Firecrest were terminated and Registrant sold all
its shares  in Firecrest  in market transactions.
Subsequently, Firecrest  sold  its DigiPhone  rights  to
Meteor.   In July  1996,  Registrant  sold  the European
rights to distribute DigiPhone to DigiPhone Europe Ltd
which became        a  subsidiary of Meteor.  The
consideration was 5,000,000 pounds  of
loan  stock  which was subsequently converted into Meteor
shares.   In November  1996 Registrant sold the
international DigiPhone  rights  to Meteor        for
1,000,000 pounds of loan stock which subsequently was converted into Meteor shares. In May 1997, DigiPhone
International a Meteor subsidiary became the exclusive marketing company for all Third Planet products on a worldwide basis.

      In  May 1997, Registrant acquired approximately 80%
of AMI whose principle  asset  is approximately 57% of
Meteor.   The  consideration (post reverse split) payable
to the seller, Adina, Inc. ("Adina")  was 892,015
Preferred Shares, Series J of Registrant and 453,080
Preferred Shares, Series J in deferred consideration.
Following the transaction Adina         has  49%  of  the
voting rights attributable to the currently issued and outstanding common and preferred shares of Registrant. Mr. Wettreich is a director of Adina and did not participate in any directors' votes in relation to this transaction.

Discontinued Activities  -    See Item 7.    Management
Discussion and Analysis of Financial
Conditions and Results of Operations

Employees

      As of July 1, 1997, the Company employs 39 people on
a full time basis.  The Company believes that it has good
employee relations.
Item 2.   Properties
Real Estate
      Company  leases,  pursuant to a ten (10) year
lease,  a  10,000 square feet office building in Dallas,
Texas which it occupies as  its corporate  headquarters
from a company affiliated with the  President. The  annual
lease payment equates to $80,000.   Company  also  leases
pursuant  to  a  five (5) year lease, 19,950 square  feet
office  and warehouse   building  in  Dallas,  Texas
which  it  occupies   as   a distribution  center  for
mrcdrom.com, Camelot  Distributing  and  as programming
and  publishing facilities for Third  Planet  Publishing.
The annual lease payment varies each year and for the last
fiscal year equates  to  $65,431.  The Company considers
all office and  warehouse space  leased  adequate  for its
needs.  Mr. CD-ROM  Stores  currently leases  four  retail
units in Dallas, Texas which  they  are  in  the process
of  negotiating  with landlords in  order  to  terminate
the leases.
Item 3.   Legal Proceedings
      No material legal proceedings to which the Company
is a party is subject or pending and no such proceedings
are known by the Company to be  contemplated. In the
normal course of business,  the  Company  has been  sued
as  detailed below.  The Company   believes  there  is  no
validity to these suits, and has denied plaintiff's
allegations.
     The Company has been sued by a creditor of a previous
subsidiary. The  Plaintiffs  alleges that the Company is
the  alter  ego  of  the previous  subsidiary  and  is
therefore liable  for  its  debts.                                 The
Company believes the allegations are groundless and intends to vigorously defend itself in litigation.

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
Stockholder Matters

      The Company's common stock trades on the NASDAQ
Small-Cap Market under  the  symbol CAMLD (such symbol to
change to CAML on August  15, 1997).   The  following
table sets forth the quarterly  high  and  low prices  of
the common stock for the period from May 1,  1995  through
April  30, 1997 (post reverse split).  Real-time price
information  is provided from quotations take from monthly
reporting by NASDAQ.   They reflect  inter-dealer  prices,
without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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
3.75

      As of July 18, 1997, the Company had 9,664
shareholders of which there were 1,191 shareholders on
record of Company's common stock  and 8,473  additional
beneficial owners.  On July 14, 1997  the  Company's
shareholders approved a one for forty reverse stock split
on  all  the outstanding  common  and  preferred  shares,
Series  J  resulting  in 1,472,672  common  shares       and 1,345,295 preferred
shares,  Series  J
outstanding.   As  the number of shares outstanding are
limited, the Company's shares trade continuously with some heavy volume trading days.

      On September 30, 1997, the Company issued a news
release stating that  NASDAQ  had  halted trading in the
company's  common  shares  on September  26, 1997 while
NASDAQ reviewed requested information  about the Company's
activities.              The company promptly provided all
requested
information and NASDAQ permitted the resumption of the Company's shares on October 6, 1997. There was no impact on Company operations.

Item 6.   Selected Financial Data

      A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:

                      1997      1996      1995      1994      1993
Net sales           $1,887,6         $         $         $         $
                          17  3,002,04  1,184,46         -         -
                                     9         9
Income (loss) from
        continuing  (12,996,  (4,314,7  (2,335,9  (1,567,3
(256,320 operations     369)       88)       77)       12)         )
Income (loss) from
      discontinued         -  (250,925  (1,182,9  (402,981
(435,772
operations                           )       27)         )         )
Income (loss)  per
share from           (20.45)   (12.54)    (9.17)    (8.30)    (3.79)
        continuing
operations
Total assets        6,772,07  16,701,8  2,098,97  3,309,13
3,337,49
                           6        63         4         2         4
Long-term debt             -         -         -         -
633,528


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
Financial  Condition and Results of Operations
      Certain information within this Item 7 and
throughout this  Form 10-K contain forward looking
statements.  These statements are subject to  certain
risks and uncertainties that could cause actual results to
differ  materially from those set forth including but not
limited  to Camelot's  dependence  upon  outside
suppliers,  upon  the  continued ability  to create and/or
acquire products that customers will accept; the  impact
of competition and the changing competitors; the  changing
nature  of  regulations and the manner in which they are
interpreted; and pricing pressures in addition to normal
economic and world factors beyond  the control of the
Company;  the Company's ability  to  create competitive
products; changes in technology and the ability to  obtain
patents and trademarks.
1997
     Although the Company's historical financial results
for the  year ended  April 30, 1997 were not good,
Management believes that this  is very  typical  for  a
company  primarily  involved  in  research  and
development.    Management   believes  that   Registrant's
principal subsidiary  Third  Planet  is now at the
culmination  of  a  30  month software   and   hardware
development  program  for  Internet   video conferencing
and telephony which will yield positive results  for  the
Company in the future.
     The  Company's revenue for the year was $1,887,617
compared  with $3,002,049 in 1996.  Net loss for the
period was $12,996,369  compared with  $4,565,713  the
previous year.  These  results  are  due  to  a
combination  of  limited revenues from DigiPhone, the
closure  of  the retail  software stores and continuing
research and development  costs which  were  largely
expensed.  Further, other expenses of  $4,675,189 relating
to losses on disposition of assets, investment in
affiliate, marketable  securities  and a note receivable
allowance  impacted  the results.   Revenues  consisted
of sales  of  licensing  rights,  paid primarily  with
the  issuance of free trading  stock  by  the  entity
acquiring  the  licensing  rights;  minimal  sales  of
the  Digiphone product,  and  sales during the time the
stores were  operating.                                            The
expenses consisted of the store operating expenses,  the
marketing and distribution expenses for the Digiphone and
primarily the research and development  costs  for  the
VideoTalk, Digiphone  2.0  and  Proficia. These high
research and development costs allowed the Company to be
on the  cutting  edge  of  the known technology in the
videoconferencing field  thereby putting it in position to
offer a product, Video  Talk, that  will be well received.
Due to the closing of the stores  during the  year any
depreciation and amortization attributable to the assets
in  the  stores  were  immediately  expenses  thereby
increasing  the depreciation and amortization line item.
The Other Expense line in the Statement  of  Operations
includes a loss on the  disposition  of  the assets
relating  to the closing of the stores, and a note
receivable allowance which reflects a decrease in the
value of the collateral  of the loan to an officer.  The
loss on investment in affiliate resulted from
management's decision to change the method whereby the
stock  of Meteor  was  classified to the equity method
due  to  the  amount  of control  the  Company has over
Meteor Technology.   There  are  common
directors  and the Chairman is the same for both companies
along  with Camelot  owning  approximately 15% of Meteor.
This  resulted  in  an adjustment  to  the value of the
Meteor stock to reflect  the  current market value.
     The Consolidated Balance Sheets for the period show
stockholders' equity of $6,078,509 compared with
$15,680,168 for the previous  year. Total                          assets were
$6,772,076 compared with $16,701,863 in 1996.                 The
decrease in stockholders' equity and total assets was due to losses.

     The Consolidated Statements of Cash Flows reflects, in addition to the items noted above, cash received from the sale of marketable securities in the amount of $1,027,612, a loan to an officer in the amount of $1,814,000 and 3,410,500 in proceeds from the sale of preferred stock to help finance the research and development efforts. The items noted above along with the expenses from the research and development efforts resulted in the Company having a net decrease in cash..

     During  the year, substantial financial
(approximately $2,375,000 compared  to  $1,319,000, and
$163,000 for the years ended  April  30, 1996,and 1995
respectively)  and managerial resources were  expended
in   the  continuing  research  and  development  of
Internet   video
conferencing and Internet telephony, and Management believes that significant progress was made in this regard. Through its affiliated company, DigiPhone
International, Registrant has made available for licensing Third Planet's three new products which products are to being offered to the major PC manufacturers.

During the financial year, Registrant's activities resulted in the following.

     Completion and shipping through retail distribution
channels of
       DigiPhone Deluxe
    A development program for multi-protocol framework for
DigiPhone
2.0
    The filing of a worldwide patent for VideoTalk
    A thirty-day version of DigiPhone for downloading over the Internet
    The launch of Camelot Internet Access Services
    An agreement with Lucent Technologies to license
Lucent's voice
       codec for future versions of DigiPhone
    Completed DigiPhone for Mac
   Completed arrangements for worldwide distribution of Third Planet products with DigiPhone International, an affiliate of the Company
    Listed Registrant's securities on the Frankfurt
Stock Exchange
    Acquired PCAMS Software
    Filed an initial registration statement for mrcdrom.com, inc.
    Acquired a controlling interest in AMI
    Demonstrated its new technology at COMDEX/Spring in Atlanta

      The Company's subsidiary Mr. CD-ROM Stores, Inc.
closed its six retail locations during the period and transferred the majority of its assets to a fellow subsidiary mrcdrom.com (See Item 1. Business).

      The Company took a charge against revenues for $745,521 as a result of the closing of these stores. The Company has actively worked with the landlords of the sites of the stores to reduce its exposure pursuant to the leases. Further, the Company has limited its losses due to its transfer of assets to mrcdrom.com.

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
compared  with $1,184,469 in 1995, an increase of 153%.
Net loss for the period was $4,565,713 compared with a loss for the previous year of $3,518,904. These results are due to a combination of revenue from DigiPhone, license fees received from European distribution rights for DigiPhone, revenue from the five newly opened Mr. CD-
ROM Stores, and increased general and administrative costs related to the development and marketing of DigiPhone.

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

       During the April 1996 period, the Company announced the acquisition of e-Phone, formerly known as NetPhone, the only Macintosh compatible computer software that enables voice communication over the Internet. The purchase price was $593,000 payable $350,000 in Camelot restricted common shares valued at $207.50 per share and the balance in cash. In addition, New Paradigm will also receive for a five year period $1 per unit and 10% of OEM revenue derived from the software. The technology of e-Phone was incorporated by Third Planet into a Macintosh compatible version of DigiPhone called
"DigiPhone For Mac". The cost of acquisition was written off in the 1997 financial period.

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

      The  rights  for  Scandinavia were  conditionally
purchased  in January 1996 by Telepartner Holdings A/S, a
Copenhagen, Denmark  based company,  which is the leading
telephone database services company  in Scandinavia.  The
consideration for the exclusive distribution  rights was
$1,000,000  payable  by the issuance  to  Camelot  of
shares  in
Telepartner equal to 2.7% of the share capital of
Telepartner.  Due to the non-receipt of consideration, the
Company terminated the agreement in May 1996.
      In  July,  1996,  after  the financial  year  end,
the  Company concluded  an  agreement  with  DigiPhone
Europe,  Ltd.,  whereby  it appointed   DigiPhone  Europe,
Ltd.  as  exclusive  distributor                              for
DigiPhone and DigiPhone Deluxe in Europe, excluding the
United Kingdom and  Ireland.  The consideration for the
rights was 5,000,000 pounds 6% loan stock (approximately
$7,500,000).  DigiPhone Europe, Ltd. is a London, England
based European software marketing company which  merged
with Telecom  Credit Europe, PLC ("TCE"), a public company
listed  on  the Alternative Investment Market of the
London Stock Exchange.  Following the  merger,  Camelot
owns approximately 16% of  TCE.   The  majority
stockholder of TCE, Danny Wettreich, is also Chairman and Chief Executive Officer of Camelot. Mr. Wettreich did not participate in any Directors' vote in relation to this transaction.

      During  the period the Company opened five Mr. CD-
ROM Stores in the Dallas, Texas area. The retail stores range in size from 1,000 square feet to 3,000 square feet, and specialize in CD-ROM software with up to 2,000 titles in stock. These Mr. CD-ROM corporate stores were intended to be the first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996. However, results from the stores led
Management to the conclusion that the retail concept was not viable, and the stores were closed in 1997.

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

      A  30  day  free  trial of DigiPhone Version  1.03
software  is available  through the Company's web site on
the Internet.  To  access this  free  offer, users
download the software from the Company's  web page,
http://www.digiphone.com.   The  only  system  requirement
for potential  users are a multimedia PC, Internet access
and web  browser software.  At the end of the 30 day
trial, users can purchase  a  full version  of DigiPhone
or DigiPhone Deluxe software by calling a  tollfree
number.   Users will also be provided with a list  of
retailers that carry DigiPhone Deluxe software. To gain additional exposure for DigiPhone software, Camelot will, in the future, offer this 30 day trial version bundled with various third party hardware products and through Internet access provider services.

     Subsequent to the period under review, the Company
announced that it  has  applied  for  a  patent for
VideoTalkT,  a  video  and  audio communications  system
for the Internet.   VideoTalk  is  a  complete hardware
and software system which, when connected to a multimedia
PC, enables  full  duplex video and audio conferencing
over the  Internet. It will provide significant advantages
to users as VideoTalk  does not require a soundcard or a
video capture card. VideoTalk will come  with a  new
version  of  DigiPhone 2.0 which  will  include  the
recently
announced  Multi-Protocol Framework allowing voice
communication  with other                                        Internet
telephony software. VideoTalk's features are  designed
to incorporate new leading edge audio and video
compression technology to                                    enable  connections
over  devices  such  as  28.8  kbps  modems.
VideoTalk is designed with an expansion peripheral interface that enables attachments to be added to the VideoTalk unit. Third Planet will provide API specifications so that other developers can take advantage of the features and processing power of VideoTalk in their applications.

      The Company also announced the Proficia, an Internet telephony handset which is specifically designed to enable superior voice communications over the Internet. The handset attaches to the side of a computer monitor and functions in a similar way to a telephone handset, thus eliminating the necessity for a headset or microphone and speakers when Internet voice communication software is used.

      Management expects its principal revenue and
profitability  will emanate  from DigiPhone derivative
software products and from  license fees,                        and  intends to
concentrate the majority of its management and financial resources on the development and successful marketing of Internet related products produced by its subsidiary Third Planet.

1995

       During  the  year  ended  April  1995,  Company
completed  its restructuring  which involved the sale or
closure  of  all  previously owned   subsidiaries and
established three new operating  subsidiaries,
namely  Third Planet Publishing, Inc., (established in
January  1995), Mr.  CD-ROM  Stores, Inc. (established in
December 1994)  and  Camelot Distributing, Inc.
(established in April 1995).   Camelot Distributing
acquired  the  inventory  and customer list of  Maxmedia
Distributing which was  acquired by the Company in July
1994 and  has  now  ceased
trading.    Due  to  the  fact  that  trading  operations
for   these subsidiaries commenced various times during
the financial year, and to the fact that no prior history exists for the ongoing operations of Company, Company is of the belief that the financial results for the year ended April 1995, and a comparison with prior period financial statements is not indicative of the future results of Company.

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

       As   reported  in  the  1994  financial
statements,  Company's
controlling 69% interest in Beecher Energy, Ltd. was sold
on  May  31,
1994.   The  transaction  was  closed in  late  July
1994.   Also  as disclosed  in  the  1994  financial
statements,  Company's  subsidiary Business
Investigations  which  provided  investigation  services
to financial  institutions  and Vesta Land Title Company
which  provided title insurance services both discontinued
operations on July 8, 1994.
Liquidity and Capital Resources
1997
     Net  cash  used  by operating activities for 1997 was
$5,555,018 compared  with  $6,740,073  in  1996.   Net
cash  used  by  investing activities                        in  1997 was
$4,587,734 compared with  net  cash  used  by
investing activities of $1,889,146 in 1996.  This was
primarily due to the  net  loss  of  $12,996,369 in 1997
compared with  $4,565,713  the previous  year.   Net  cash
provided  by  financing  activities                    was
$3,302,152  compared  with $18,350,289 the previous  year.   Sales  of
common and preferred stock were $3,410,500 compared with $22,330,214 in 1996.

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
      The  Company's plans for capital expenditures relate
principally to capital costs likely to be incurred in
opening of additional retail units.   Management  does
not anticipate any liquidity  problems  and believes  that
the  anticipated level of  revenue  generated  by  the
Company together with the present level of cash resources
available to the  Company  will  be sufficient for its
needs.  Management  believes that  should  the  Company
require additional cash resources, it can raise additional cash resources from the sale of common and preferred stock  and/or  by incurring borrowing.  Management is
aware  that  the
Company has no long term corporate debt.  Management
believes that                                                     it
is well positioned to make arrangements for additional
debt should the need  arise.   There  are  no known
trends, demands,  commitments,                                    or
events that would result in or that is reasonably likely
to result                                                         in
the  Company's  liquidity increasing or decreasing in a
material  way other                                               than the
potential use of cash resources for investment in the Company's subsidiaries and the normal course of business.

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

 Statements of Stockholders' Equity for the
         years ended April 30, 1997, 1996 and 1995         F-5 through
                                   F-7
     Statements of Cash Flows for the years ended
         April 30, 1997, 1996 and 1995            F-8 and
                                   F-9
             F-11 Notes to
     Consolidated Financial Statements            F-10 through
                                  F-25

Consolidated Schedule                             F-26

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

PART III

Item 10. Directors and Executive Officers of the Company

     The  following  persons serve as directors and/or
                     officers  of  the
Company as of July 2, 1996:

Name               Age    Position           Period
Served       Term
Expires

Daniel  Wettreich  45     Chairman and      September  16,
1988  Next Annual
                       Chief Executive Officer,             Meeting
                       President,
                       Director

Jeanette  P. Fitzgerald 36                Vice President
and September 16, 1988         Next Annual
                       General Counsel,                    Meeting
                       Secretary,
                       Director

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
1996             N/A
                 & Chief Technical Officer


Daniel Wettreich

      Daniel  Wettreich  is  Chairman  and  Chief
Executive  Officer, President  and Director of the Company
since September  1988.   He  is also  a Director and
Officer of all its subsidiaries(1).  Since  1981, he  has
been  the  President  and  Director  of  Wettreich
Financial Consultants, Inc., a financial consulting
company.  Since  July  1996, he  has been Director and
Chief Executive Officer of Meteor Technology plc,  a
United  Kingdom  based  public  company.   Additionally,           he
currently holds directors positions in the following
public companies: Forme  Capital, Inc., a real estate
company, Adina, Inc. and Alexander Mark  Investments
(USA), Inc. which are public holding companies,  and
Malex,  Inc.,  and  Tussik, Inc. which are dormant
companies  seeking merger  opportunities.   In July 1993,
he was  appointed  Director  of Goldstar  Video
Corporation(2) following an investment by the Company.
From  January  1985  to  February 1988 he was a founding
director  of Phoenix  Network, Inc.,  a telecommunications
company  listed  on  the American  Stock  Exchange.   Mr.
Wettreich was an executive  with  two London, England
merchant banks in the mid 1970's.  Subsequently he was
owner/manager of a private distribution company, and
thereafter  Chief Financial Officer of a $60 million
retailer listed on the London Stock Exchange.    Mr.
Wettreich  has  a  Bachelor  of  Arts  in                     Business
Administration from the University of Westminster, London,
England.

Jeanette P. Fitzgerald

      Jeanette  Fitzgerald  is  Vice President  and
General  Counsel, Corporate  Secretary  and  a Director of
the Company  since  September 1988.    She                    is   a   director
and  secretary  of   the   Company's
subsidiaries(1).  She is a member of the State Bar of
Texas  and  the Business  Law  section.  Since July 1996,
she has been a  Director  of Meteor  Technology  plc.
She  is also the  Corporate  Secretary  and Director of
Wettreich Financial Consultants, Inc., and of Malex, Inc.,
Tussik,  Inc.  and Alexander Mark Investments (USA), Inc.,
which  are public  companies.   In  July  1993, she  was
appointed  Director  of Goldstar  Video Corporation(2)
following an investment by the Company. Previous to these
positions, from 1987 to 1988 she worked as  a  staff
attorney  and  in  the compliance department at  H.D.
Vest,  Inc.,  a holding  company  with  subsidiaries
including a securities  brokerage firm.   She  graduated
from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986, and from the University of Michigan with a Bachelors of Business
Administration in December 1982.

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

Bruce Baldwin

      Bruce Baldwin has been a Director of the Company
since May 1997. He  is  the  principal of the Law Office
of Bruce Baldwin since  1992. Previous to that he was a
principal of Bruce Baldwin & Associates from 1988  to
1992.   He graduated from Georgia Institute  of
Technology, graduating with a B.S. in chemistry and obtained a Bachelor of Law Degree from Mercer University in 1961.
Robert B. Gregory
      Robert Gregory is the Vice President of Finance for the Company since July 1996. He is a director of Adina, Inc. since January 1997, and of Alexander Mark Investments (USA), Inc. since
December 1996 both of which are public companies. He was previously Director of Finance of Jenkens & Gilchrist, one of Texas's largest law firms, prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of the communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified
Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.

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

                      SUMMARY COMPENSATION TABLE
                       Annual Compensation     Long-
Term
                     Compensation

                                         Award  Payouts
                                         s

                                         Restr
Name and Pri                    Other    icted  Optio
LTI    All
ncipal         Yea  Sala  Bonu  Annual   Stock   ns/    P    Other
  Position     r    ry    s     Compen   Award  SARs
Pay  Compens
                                sation    (s)
out   ation
                                                        s

Daniel         199   -     -       -       -    25,00   -   $
Wettreich      5    $208   -       -       -      0     -   (1)
Chairman and   199  ,333   -       -       -    25,00   -   $
CEO (1)        6    $250                          0         (1)
               199  ,000
175,0          $
               7                                 00         (1)
Jeanette P.    199   -     -       -       -
43,75 -        $
Fitzgerald     5    N/A    -       -       -      0     -   (1)
Vice           199  N/A    -       -       -
N/A    -   $
President,     6
875   (1)
General        199                                          $
Counsel and    7                                            (1)
Secretary (1)

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

Name     and     Address    of         Amount    and
Nature      of
Percent
Beneficial  Owner         Beneficial  Ownership                     of
Class

Daniel Wettreich          1,728,621     (1)(2)(8)
57.3% 17770 Preston Road
Dallas, Texas 75252

Jeanette       P.      Fitzgerald                153,210
(3) 5.3%
17770 Preston Road
Dallas, Texas 75252

Allan Wolfe                    6,625      (4)
* 390 South River Road
Suite 5
Bedford, NH  03110

Bruce Baldwin            2,000       (5)
*
8150 Central Expressway
Suite 100
Dallas, Texas 75206

David McCurley         21,500        (6)
* 17770 Preston Road
Dallas, Texas  75252

Robert Gregory           1,437,505 (7)(8)
50.8% 17770 Preston Road
Dallas, Texas  75252

All Officers and Directors    1,822,996 (1)(2)(3)(4)(5)(6)
58.6% as a group (6 persons)                  (7)(8)

* Under 0.1%

Adina, Inc.                     1,345,295    (8)
47.7% 17770 Preston Road
Dallas, Texas  75252

   (1) 60,366 of these shares are owned by AM Investments Ltd. a U.K. company ("AM") of which Mr. Wettreich is a director and officer. 25,000 of these shares are owned by Wettreich Financial Consultants, Inc. ("WFC"), a Texas company of which Mr. Wettreich is a director and officer. 16,250 of these shares are owned by Forme Capital, Inc., ("Forme"), a Delaware company of which Mr. Wettreich is a director
      and officer.   81,710 of these shares are owned by Meteor
      Technology plc ("Meteor"), a UK company of which Mr. Wettreich is a director and officer. 1,345,295 of these are Preferred Stock owned by Adina, Inc.,("Adina") a Delaware corporation of which, Mr. Wettreich is a director and officer. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by AM, WFC, Forme, Meteor and Adina.

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

  (5)   Includes an option to purchase 2,000 shares granted to
                              Bruce
      Baldwin, which option is not exercised.

  (6)   Includes an option to purchase 21,500 shares granted to
                              David
      McCurley, which option is not exercised.
   (7) Includes options to purchase 10,500 shares granted to Robert Gregory, which options are not exercised. Includes 1,345,295 Preferred Shares owned by Adina of which Mr. Gregory is an officer and director. Includes 81,710 shares owned by Meteor a company which is majority owned by Alexander Mark Investments (USA), Inc. of which Mr. Gregory is a director. Mr. Gregory has disclaimed any beneficial interest in the shares owned by Adina and Meteor.
   (8)   Includes 1,345,295 Preferred Shares, Series J of the
                            Company.
      These shares are owned by Adina, Inc. of which Mr. Wettreich and Mr. Gregory are directors and officers. They have disclaimed all beneficial ownership in the
      shares.  (See  Item  13.   Certain Relationships and
      Related Transactions).

Item 13.  Certain Relationships and Related Transactions

On  May  20, 1997 Registrant subscribed (post reverse) 1,345,295 restricted  Preferred Shares, Series J Camelot Corporation
("Camelot")
with payment by the transfer of 6,029,921 restricted
common shares  of Alexander  Mark  Investments (USA), Inc.
to Camelot.  892,215  of  the Preferred  Shares  were
issued upon execution  of  the  Agreement  and 453,080  are  issuable  as
deferred  consideration.   The   deferred
consideration  will  be  issued as new common shares  of
Camelot  are issued  in  such a manner so that the
additional Preferred Shares  are issued  at  the same time
and in the same quantity as any  new  common shares.   The Preferred Shares
have one vote per share and  vote  with
the   common  shares,  are  non  convertible,  non-
yielding  and                                                      are
subordinate to outstanding preferred shares but have a liquidation preference over common shares.

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

     On March 4, 1997, the Company acquired the US and
Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of 2,000,000 pounds of loan stock owed to the Company by Meteor and 500,000 pounds by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr.
Wettreich and Ms. Fitzgerald who are directors of both companies did not participate in any directors votes in relation to this transaction.

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

      On  May  30, 1997, the Company subscribed for
500,000 pounds 1997-2007 10%  unsecured redeemable loan stock of
Meteor by paying  cash.
Mr.
Wettreich  and Ms. Fitzgerald who are directors of both
companies  did not
participate  in  any  directors  votes  in  relation    to
this
transaction.

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

        Notes to Consolidated Financial Statements     F-
                                                  10
                                                  through
                                                  F-25

(a) (2) Consolidated Schedule                     F-26
(a) (3) Exhibits included herein:
    3(a) Articles of Incorporation Incorporated by reference to Form 10
                                    Registration
Statement  filed  on June 23, 1976.

     3(b)  Bylaws                      Incorporated  by
Reference  as
immediately above.

    10  (b) 1991 Outside Directors' Stock
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

Date:     November 20, 1997

      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/Daniel Wettreich
     Director; President and CEO
     (principal executive
      officer and
      principal financial
      officer)

Date:   November 20, 1997


By:  /s/Jeanette
Fitzgerald
     Director; Secretary;
                                   Vice President and
General Counsel
Date: November 20, 1997
By:   /s/Robert Gregory
  Vice President Finance (principal accounting officer)


Date:   November 20, 1997

By:  /s/Allan Wolfe
     Director

Date:    November 20, 1997

By:        /s/ Bruce Baldwin
     Director

Date:   November 20, 1997


                                  30


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



Lane, Gorman & Trubitt, LLP
Dallas, Texas
July 7, 1997

                CAMELOT CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets
                              April 30,

                                                       1997  1996 ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $  3,029,999
$  9,870,599
 Trading securities                                  -
1,341,508
 Securities available for sale                    8,268     945,777
 Accounts receivable, net of allowance for
   doubtful accounts of $19,947 and $11,415
   at April 30, 1997 and 1996, respectively    162,592
241,837
 Prepaid expenses                              167,769
215,073
 Inventories, net of allowance for
   obsolescence of $494,744 and $198,000 at
    April  30,  1997  and  1996,  respectively
530,926
1,272,973
     Total current assets                     3,899,554
13,887,767
PROPERTY AND EQUIPMENT - AT COST
 Office equipment and fixtures                1,534,173
1,363,484
 Leasehold improvements                          64,154
222,124

1,598,327   1 ,585,608
    Less accumulated depreciation            (669,535)
(453,450)
    and amortization
                                                928,792
1,132,158

INVESTMENT IN AFFILIATE                              -
-

OTHER ASSETS
 Note receivable - officer, net of allowance    968,189
-
    of $889,000
 Preferred stock-related party                  530,917
530,917
 Licenses, trademarks and product
             development, net of accumulated
   amortization of $31,000 and $151,979
at April 30, 1997 and 1996, respectively        421,510
1,141,021
 Other                                           23,114        10,000
     Total other assets                       1,943,730

1,681,938

                                            $ 6,772,076

$16,701,863 See accompanying notes to consolidated

financial statements





























                           F-2
                   CAMELOT CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets -
Continued
                                 April 30,


1997    1996
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                          $    470,577
$    777,181
 Accrued expenses                               222,990
194,329
 Net current liabilities of
   discontinued operations                            -
50,185
     Total current liabilities                  693,567
1,021,695
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 881,763 and 486,305 shares
 issued at April 30, 1997 and 1996, respectively  8,818
                          4,863
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, 2,438,056 and 10,143,389 shares issued
and outstanding at April 30, 1997 and 1996, respectively    24,381
                              101,434
 Additional paid-in capital                  34,021,361
30,600,613
 Accumulated deficit                       (25,182,832)
(12,186,463)
 Less net unrealized loss on available-for-sale securities      -
                             (50,548)
 Less treasury stock, at cost, 28,745
  shares at April 30, 1997 and 1996         (2,714,575)
(2,714,575)
 Less note receivable from officer related to
   purchase of common stock                    (78,644)
(75,156)
     Total stockholders' equity              6,078,509
15,680,168

                                           $ 6,772,076
$16,701,863

See accompanying notes to consolidated financial statements

                   CAMELOT CORPORATION AND
                   SUBSIDIARIES Consolidated
                   Statements of Operations
                     Years Ended April 30,



                             1997                   1996
1995

  REVENUES                       $  1,887,617                $
3,002,049$
  1,184,469

  COSTS  AND EXPENSES
    Cost of sales                  1,559,189         645,127
905,330
    General and administrative     7,164,354       6,233,501
    2,511,108 Provision for inventory obsolescence495,942
    198,000          Depreciation and amortization
    1,462,459       354,419      116,186

     Total costs and expenses                10,681,944
7,431,047   3,5
  32,624

  LOSS FROM OPERATIONS            (8,794,327)    (4,428,998)
(2,348,155)

  OTHER INCOME (EXPENSE)
    Interest and miscellaneous       426,490         152,278
    1,370 Dividend income - related party      46,657 46,657
    46,657
    Loss on disposition of assets   (509,292)      (126,931)
    Loss on investment in affiliate(2,693,087)           -
    Note receivable allowance       (889,000)            -
     Realized loss on sale of marketable securities (583,810)
     -
  -
    Unrealized gain on marketable securities               -
  53,821 -
     Interest expense - related party                 -
(11,615)
(35,849)
    Total  other income (expense)              (4,202,042)       114,210
12,178

LOSS FROM CONTINUING OPERATIONS(12,996,369)    (4,314,788)   (2,335,977)

DISCONTINUED OPERATIONS
  Loss from operations                 -               -       (622,350)
  Loss on disposals                    -         (250,925)     (560,577)
   Loss from discontinued operations                  -     (250,925)  (
1,182,927)

   NET LOSS                    (12,996,369)    (4,565,713)   (3,518,904)
DIVIDENDS   ON  PREFERRED  STOCK               (  95,234)      (575,414)
(19,200)

NET LOSS ATTRIBUTABLE TO
    COMMON STOCKHOLDERS       $(13,091,603)  $ (5,141,127) $ (3,538,104)

LOSS PER SHARE:
  LOSS FROM CONTINUING OPERATIONS   (20.45)        (12.54)        (9.17)
  LOSS FROM DISCONTINUED OPERATIONS   (.00)          (.73)        (4.64)
   DIVIDENDS  ON  PREFERRED  STOCK              (.15)             (1.67)
(.08)
    NET   LOSS  PER   COMMON  SHARE$         (20.60)$           (14.94)$
(13.89)

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON STOCK
     EQUIVALENT   SHARES  OUTSTANDING         635,467            344,119
254,651

See accompanying notes to consolidated financial statements






                                   F-4
                    CAMELOT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
           For the Period from May 1, 1994 through April 30, 1997


  Common  Common  Prefer Prefer  Additi  Accumu  Unreal  Treasu  Stock    Total
 Stock   Stock    red     red    onal    lated   ized     ry    Subscr
                Stockhol
 Shares  Amount  Stock   Stock   Paid   Defici  Losses  Stock   iption   ders'
              Shares Amount    in       t      on            Receiv
                                Equity
                              Capita          Availa           able
(Deficit
                                l             ble                       )
                                                                For
                                                                Sale
                                                               Securi
                                                                ties
Balance at     $               $       $       $      $       $       $    $
April 30,   215,79 2,158 239,19  2,392  5,882,  (4,101      -  (170,4  (206,2
1,408,49
 1994         0               0             486   ,846)            42)     50)
8

Conversion of  250       3  (50,00 (500) 497  -      -       -       -         -
Series C                        0)
preferred
 stock to
common stock
Preferred
stock cash         - - -    -  (19,20       -               -   -  -  (19,200)
dividends                          0)
related party

Payment of
common stock   3,145 31 - -    (31)  -      -       -  206,25   206,250
subscribed at                                              0
April 30,
1994

Sale of        63,084     631- -  1,623,    -       -   -  1,623,84
common stock                        216                       7
for cash

Purchase of
Maxmedia        5,125      51 - -  143,44   -           -   -   -   143,500
Distributing,                        9
Inc.
Compensation    3,327      33- -  120,48    -           -   -   -   120,513
for services                         0
Change in net
unrealized   -     -        -       -       - - (51,55  -   -  (51,553)
losses on                                            3)
available-for-
sale
securities
Net loss   --      -        -       -       -  (3,518       -   -  -  (3,518,9
                                            ,904)                          04)
Balance at             $               $       $  $(7,62      $       $       $
$
April 30,  290,72   2,907  189,19   1,892  7,750,  0,750) (51,55  (170,4       -
(87,049)
1995                1               0             897             3)     42)

See accompanying notes to consolidated financial statements





















                                       F-5

                      CAMELOT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity - continued
             For the Period from May 1, 1994 through April 30, 1997

  Common  Common Preferre  Prefer  Addition  Accumul  Unrealize  Treasu   Stock
Total Stock       Stock   d Stock    red    al Paid       ated       d Losses
   ry     Subscr  Stockhol
   Shares  Amount  Shares    Stock     in     Deficit      on      Stock  iption
ders'
                         Amount   Capital           Available          Receiv
Equity
                                                        For Sale           able
(Deficit
                                          Securitie                      )
                                                                       s

Balance at 290,72 $2,907 189,190 $1,892 $7,750,8 $(7,620 $(51,553)$(170,       $
$(87,049
April30,  1                       97    ,750)               442)       -
)
1995
Conversion of
preferred
stock to     86  (888,000  (8,880     8,794        -          -       -       -
-
common stock: 8,608  569    )   )    52,764        -          -       -       -
-
Series BB  56,844  537 (5,333,3 (53,33 34,713     -          -       -       -
-
  Series G     53,709               33)      3)
  Series H                     (3,525,0  (35,25
                                    00)      0)

Sale of        54,844     548         -       -  3,281,00
common stock      1        -          -       -       -
3,281,54
for cash
9
Sale of             -       -  19,766,6  197,66  18,850,9
preferred               66       6        99        -          -       -       -
19,048,6
stock for
65
cash

Common stock
issued for    5,079  51   -     -   737,341        -          -       -       -
737,392
services
Common stock
issued to       1,500      15         -       -    75,141
officers for                            -          -       -  (75,15
-
note                                                         6)
receivable
Change in net
unrealized   -     -     -       -         -        -      1,005       -       -
1,005
losses on
available-for-
sale
securities

Retirement of
Series D        -    -  (66,134) (661)  (65,473)    -          -       -       -
(66,134)
preferred
stock
Common stock
issued to pay  15,000 150  -    -   449,850        -          -       -       -
450,000
note payable
to related
party
Purchase of         -       -         -       -         -
treasury                                    -          -  (2,544       -
(2,544,1
stock                                                               ,133)
33)
Preferred
stock        -    -      -       -  (19,200)        -          -       -       -
(19,200)
dividends to:-    -     -       -  (556,214        -          -       -       -
(556,214
  Related                                               )
)
parties
  Other
parties
Net loss       -    -     -    -         -  (4,565,          -       -       -
(4,565,7
                                               713)
13)
Balance at
April 30, $4,863          $101,4  $30,600,  (12,186          $  $(2,71       $
$15,680,
1996     486,30 10,143,3      34       613    ,463)   (50,548)  4,575)  (75,15
168
           5          89                                                    6)

 See accompanying notes to consolidated financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity - Continued For the
             Period from May 1, 1994 through April 30, 1997

Common Common  Prefer  Prefer  Additi  Accumu  Cumulat  Unreal  Treasu  Stock
Total
Stock   Stock    red     red    onal    lated    ive     ized     ry    Subscr
Stockh
Shares Amount   Stock   Stock   Paid   Defici  Foreign  Losses  Stock   iption
olders
               Shares  Amount    in       t    Currenc    on            Receiv
                               Capita             y     Availa           able
Equity
                                  l            Transla   ble
                                                                tion    For
                                                              Adjustm   Sale
                                                                ent    Securi
                                                                        ties

Balance at  486,30  $        $       $  $(12,1        $      $       $       $
$15,68
April 30,   5   4,863  10,143  101,43  30,600  86,463   - (50,54  (2,714  (75,15
0,168
1996             ,389       4    ,613       )              8)   ,575)      6)

Conversion of
preferred
stock to   1,922   19  (112,0  (1,120   1,101  -       -      -       -       -
-
common stock:  165,92   1,659     00)       )  97,424  -    -     -    -       -
-
  Series BB         0   1,447  (9,908  (99,08  11,153  -   -   -       -       -
-
  Series H     144,68           ,333)      3)
  Series I          8          (1,260  (12,60
                                ,000)      0)

Sale of    -   -  3,590,  35,900  3,374,       -        -      -       -       -
3,410,
preferred                         000             600
500
stock for
cash

Common stock
issued for    1,968    20    -    - (20)     -        -      -       -       -
-
services

Common stock   80,960  810   -    -  31,574   -        -      -       -       -
32,384
issued for
software
acquisitions

Accrued
interest on     -     -     -    -    -       -        -      -       -  (3,488
(3,488
stock                                                                         )
)
subscription
receivable

Change in net
unrealized   -   -    -       -       -       -        - 50,548       -       -
50,548
losses on
available-for-
sale
securities

Retirement of
Series F    -       -  (15,00   (150)   150    -        -      -       -       -
-
Preferred                          0)
stock

Preferred
stock         -   -   -       -  (19,20       -        -      -       -       -
(19,20
dividends to: -  -    -       -      0)       -        -      -       -       -
0)
  Related                                      (76,03
(76,03
parties                                            4)
4)
  Other
parties

Net loss   -   -   -       -       -  (12,99        -      -       -       -
(12,99
                                                       6,369)
6,369)
Balance at $  2,438,       $       $  (25,18        $      $       $       $
$6,078
April 30, 881,76   8,818  056  24,381  34,021  2,832)  -      -  (2,714  (78,64
,509
1997                3                            ,361            ,575)      4)

See accompanying notes to consolidated financial statements



                                       F-7



                   CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            Years Ended April 30,

                                           1997                        1996
  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $ (12,996,369)$       (4,565
,713)                  $          (3,518,904)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
  Non cash transactions for services                 387,391      120,513
   Accrued  interest addition to related party note receivable     (60,677)
-    -
  Securities received as revenue     (64,000)    (1,950,575)            -
  Depreciation and amortization      1,462,459       354,419      116,186
   Undistributed  loss in minority interest in subsidiaries  -            -
(1,336)
  Loss on disposal of assets         509,292         191,918       22,535
  Loss on sale of trading securities313,896                -            -
   Loss on sale of available for sale securities   269,914                -
-
  Write up of securities to market value -          (53,821)            -
   Provision for uncollectible accounts receivable      8,532        10,887
41,500
  Provision for inventory obsolescence495,942        198,000            -
  Note receivable allowance          889,000               -            -
  Loss on investment in affiliate  2,693,087               -            -
  Proceeds from trading securities 1,027,612               -            -
   Loss on disposal of discontinued operations              -             -
560,577
  Change in assets and liabilities, net of effect from
     purchase of subsidiaries:
     Accounts receivable             (68,987)      (212,107)       797,005
     Prepaid expenses               47,304         (183,449)      (16,188)
     Inventories                   246,105         (864,908)      (23,865)
     Other assets                          -             -         (5,366)
          Accounts      payable      and     accrued      expenses(277,943)
88,151                              (300,340)
       Obligations   -  discontinued  operations                   (50,185)
(140,266)                                -
           Net cash used in operating activities  (5,555,018)      (6,740,0
73)     (2,207,683)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment(636,364)    (1,087,68)     (195,589)
  Investment in affiliate         (2,457,003)           -             -
  Collections received on notes receivable14,000           -       67,028
   Proceeds from sale of property and equipment             -        11,500
31,500
   Proceeds from available for sales securities       718,143        93,447
-
  Proceeds from return of deposits         -          14,765        6,000
   License, trademarks and product development      (412,510)     (608,800)
(40,000)
  Purchase of subsidiary                 -              -         (25,000)
  Proceeds from sale of subsidiary         -               -      184,543
    Issuance   of   note   receivable  -   related   party      (1,814,000)
-                               -
    Issuance   of  note  receivable                   -           (312,400)
-
      Net  cash  provided by (used in) investing activities     (4,587,734)
(1,889,146)                         28,482

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                   -     3,281,549      1,623,847
   Payments received on common stock subscribed             -             -
206,250
  Sale of preferred stock          3,410,500    19,048,665              -
  Sale of subsidiary preferred stock       -               -      264,044
  Redemption of preferred stock          -          (66,134)            -
  Deferred offering costs            (13,114)           -             -
  Dividends paid                     (95,234)      (575,414)      (19,200)
  Purchase of treasury stock             -       (2,544,133)            -
  Payments on debt                         -       (294,200)     (190,000)
   Proceeds (payment) - notes payable - related parties  -               (2
36,000)                               406,000
   Redemptions of subsidiary preferred stock                 -         (264
,044)                                     -
      Net cash provided by financing activities     3,302,152    18,350,289

2,290,941

NET INCREASE (DECREASE) IN CASH  (6,840,600)       9,721,070    111,740 CASH

AT BEGINNING OF YEAR               9,870,599         149,529         37,789

CASH AT END OF YEAR             $  3,029,999  $    9,870,599$     149,529

See accompanying notes to consolidated financial statements

                                     F-8
                   CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            Years Ended April 30,


                                   1997           1996         1995
     Supplemental information:
       Cash paid for interest$      -          $   11,615$     38,681

        Cash  paid for income taxes$      -           $              -     $
     -

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


1996

Available-
for-sale

Securities
                     $           $           $          $
Common stock   996,325           -      50,548    945,777
     Trading
Securities
                            53,820           -  1,341,508
Common stock  1,287,68
                     8

                     $           $           $          $
              2,284,01      53,820      50,548  2,287,285
                     3

     Sales proceeds and gross related gains and losses on securities are as follows:




                   1997     1996    1995
     Cost basis         $       $       $
                 2,329,56  134,48       -
                        5       0
     Proceeds    1,745,75  93,447       -
                        5
     Realized           -       -       -
     gains
     Realized     583,810  41,033       -
     losses

     The Company uses the specific identification method to determine the cost of securities sold.

     Results of operations for 1997, 1996 and 1995 include a charge of $ -0 $53,821, and $-0- for unrealized gains on trading securities.

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

                                    F-14

9.   NOTES PAYABLE - RELATED PARTY

     In fiscal 1996, the remaining balance of the notes payable to Forme Capital, Inc. (Forme), a corporation majority-owned by the wife of the President of the Company was settled by payment of $236,000 cash and issuance of 15,000 shares of the Company's restricted common stock valued at $450,000. The weighted average interest rate on the short term borrowings was 8% for fiscal 1996 and 1995.


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

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 1997:

                              Number of Shares


     Series of           Originally
      Preferred Stock     AuthorizedIssued    Outstanding         Value

          A         2,000     2,000              -       -
          B        75,000    75,000              -       -
          C        50,000    50,000              -       -
          D        66,134    66,134              -       -
          E       108,056   108,056
108,056   1,081
          F        15,000    15,000              -       -
          BB     1,000,0001,000,000              -       -
          G     5,333,333 5,333,333              -          -
          H    17,000,00013,433,333              -       -
          I    10,000,000 3,590,000      2,330,000  23,300

     TOTAL     33,649,52323,672,856      2,438,056$ 24,381
     During fiscal 1997, 112,000 shares of Series BB were converted to 1,922 shares of the Company's restricted common stock.
     During fiscal 1997, 9,908,333 shares of Series H were converted to 165,920 shares of the Company's restricted common stock.
     During fiscal 1997, 1,260,000 shares of Series I were converted to 144,688 shares of the Company's restricted common stock.
     During fiscal 1997, 15,000 shares of Series F were retired.
                                    F-16





11.  STOCKHOLDERS' EQUITY - Continued

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


      During fiscal 1995, the outstanding Series C were converted to 250 shares of the Company's restricted common stock.
     Series E preferred shares owned by a trust affiliated with the President of the Company are entitled to receive a cumulative dividend equivalent to $1,600 per month. Dividends in the amount of $19,200 were declared and paid each of the years ended April 30, 1997, 1996 and 1995.
     Series BB preferred shares ("Series BB") are entitled to receive a dividend of 12% payable quarterly. The Series BB are convertible to common shares at thirty percent off the closing price of the common
     shares.   Dividends in the amount of $70,040 were paid in 1996.
     Series G preferred shares ("Series G") are entitled to receive a dividend of 9% payable quarterly. The Series G are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance. Dividends in the amount of $139,151 were paid in 1996.
     Series H preferred shares ("Series H") are entitled to receive a dividend of 9% payable quarterly. The Series H are convertible to common shares at twenty percent off the closing price of the common shares. Dividends in the amount of $76,034 and $225,055 were paid in 1997 and 1996, respectively.
     Series I preferred shares ("Series I") are entitled to receive a cumulative dividend of 7%, payable in common shares of the Company. The Series I are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance.

     Any split or combination of common shares requires a simultaneous split or combination of each series of preferred shares and visa versa. Upon liquidation or dissolution of the Company, holders of each series of preferred shares are entitled to receive, to the extent of their par value, pro rata with other preferred shareholders and before holders of common shares, all assets legally available for distribution to stockholders. Each series of preferred shares issued as of fiscal year-end is non-voting.

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

     The terms of the options under the Plan may not exceed 10 years. No options may be granted under the Plan after April, 2002. The Company has determined to use the 1991 Employee Stock Option Plan for non employee directors and has amended the Plan to specifically cover directors. Other than a name change to the 1991 Outside Director Stock Option Plan and as set out above, the Plan will otherwise stay the same.

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

     The following schedule summarized the changes in the Plans:

     Incentive Stock Option Plan

                                                1996
                                 1997                    1995

Options    outstanding    at
beginning of year
     Granted                       408,8           -           -
                                      00
     Exercised                         -           -           -
     Canceled
                                       -           -           -
Options outstanding  at  end
of year                            408,8           -           -
                                      00

Options exercisable  at  end
of year                            408,8           -           -
                                      00

Average price of options
     Granted during year               $           $           $
                                    4.00           -           -
     Exercised during year             -           -           -
     Canceled during year              -           -           -
      Outstanding at end  of        4.00           -           -
year


     Director's Stock Option Plan

                                             1996        1995
                                 1997

Options    outstanding    at
beginning of year
     Granted                       15,00           -           -
                                       0
     Exercised                         -           -           -
     Canceled
                                       -           -           -
Options outstanding  at  end
of year                            15,00           -           -
                                       0

Options exercisable  at  end
of year                            15,00           -           -
                                       0

Average price of options
     Granted during year               $           $           $
                                    4.00           -           -
     Exercised during year             -           -           -
     Canceled during year              -           -           -
      Outstanding at end  of        4.00           -           -
year

     The Company granted stock options to purchase 423,800 shares of mrcdrom.com common stock to officers and directors of mrcdrom.com, inc.


     The Company recognized and measures compensation costs related to stock option plans utilizing the intrinsic value based method.

     Accordingly, no compensation cost has been recorded.  Had compensation expense been determined on the fair value of awards granted, net  loss and loss per share would have been as follows:

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




     The fair value of each option is estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997 and 1996: risk free interest rate 4.5%; expected life 10 years; expected volatility 30%; dividend yield 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

13.  MINORITY INTEREST

     During the year ended April 30, 1995, a subsidiary of the Company authorized 15,000,000 shares of $.01 par value preferred stock. Proceeds from the sale of issued shares, net of expenses of $39,456, was $264,044. During fiscal 1996, the Company purchased 60,700 shares of the 10% Convertible Preferred Shares, Series A. The 10% Convertible Preferred Shares, Series A, have one vote per share, and no preemptive rights. The dividend is cumulative and must be paid before any dividends can be paid to the common shareholders. The Preferred shares have a preference upon liquidation over the Common shares. The Preferred shares are convertible at a rate of one Preferred share for each Common share. The Company has the right to redeem the Preferred shares within twelve months of issuance at $6.00 per share and the second twelve months for $6.60 per share. Dividends in the amount of $121,968 were paid in 1996. All shares were redeemed in fiscal year 1996.

14.  RELATED PARTY TRANSACTIONS

     During fiscal 1997, the Company made a loan to an officer in the amount of $14,000 bearing interest at 6% which has been repaid as of April 30, 1997.

     During  fiscal  1997,  the Company concluded  agreements  with  Meteor
     Technology   plc   ("Meteor"),  appointing  them  as   the   exclusive
     international   distributor  for  DigiPhone  and   DigiPhone   Deluxe,
     excluding the United States of America, Canada, the United Kingdom and Ireland. The consideration for the DigiPhone rights was 6,000,000 pounds, (approximately $9,312,000) and an additional 1,000,000 poundsin loan stock was subscribed to, (approximately $1,685,000). During fiscal 1997, the Company acquired the U.S.A. and Canadian rights to PCAMS software, which is a payphone contract and management system software from
     Meteor.   The  consideration for the PCAMS  software  rights  was  the cancellation of 2,000,000 pounds of loan stock (approximately $3,370,000) and the issuance of 80,960 shares of the Company's restricted common
     shares.   The remaining loan stock was converted into ordinary  shares of Meteor, with the Company owning approximately 15.2% of Meteor. Because of the significant influence the Company has over Meteor, the Company has accounted for these transactions as an equity investment
     in  Meteor.   See  footnote 7 discussing the Company's  investment  in
     Meteor.
     In fiscal year 1996, the Company made a loan to DigiPhone Europe, Ltd., a subsidiary of Meteor for $30,000. The Chairman and Chief Executive Officer of Camelot is a majority stockholder of Meteor at April 30, 1997. Sales of software products to Meteor were $141,905 during fiscal 1997.
     The  Company received management fees of $72,000, $24,000 and  $0  for the years 1997, 1996 and 1995, respectively, from a securities transfer agent company affiliated with the President of the Company.
     During  fiscal  1996,  an  officer  of  the  Company  was  given   the
     opportunity to execute a 6% interest bearing note in principal amount of $75,156 to exercise stock options. The note receivable, which is collaterized by the pledge of 1,500 shares of common stock of the Company is due on January 18, 1998.

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

     The Company owns 21,495 shares of Forme Capital's Series A, 10% Non cumulative Preferred Stock, 50,000 shares of Series B, 10% Non cumulative Preferred Stock and 466,571 shares of Series C, 10% Non cumulative Preferred Stock. The preferred shares have no voting rights, pay dividends at the discretion of Forme's board of directors, and have priority for payment upon dissolution of Forme over Forme's common stock. The Company received dividends of $46,657 from Forme Capital each of the fiscal years 1997, 1996 and 1995.

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

                                    F-21
15.       COMMITMENTS AND CONTINGENCIES - Continued
          1. Forme has an option to buy the Company's furniture and equipment located on the premises at the Company's book value during the term of the lease.
          2. The Company granted a ten year option to Forme to purchase 50,000 shares of restricted common stock at an exercise price of $25.00 which includes piggy back rights.
          3. Rental payments automatically increase to 150% of prevailing market rates at the time the President ceases to be a director of the Company.
     In addition, the Company rents office and warehouse space in the Dallas, Texas area for its subsidiaries.
     Total rent expense, all of which were minimum rentals, for fiscal 1997, 1996 and 1995 was approximately $587,478, $268,615 and $106,700, respectively.
     In addition to minimum lease payments, a retail lease agreement provides for contingent rentals if certain sales levels are reached. The future minimum lease payments under operating leases for office and warehouse space that have remaining non-cancelable lease terms in excess of one year at April 30, 1997, are as follows:
             Year EndingRelated Party      Other          Total
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




                                    F-22





15.  COMMITMENTS AND CONTINGENCIES - Continued

     Management believes that the Company's future success will be achieved through sales of CD-ROM software and license fees. The Company owns DigiPhone, a software product which permits the full duplexing of voice over the Internet.


     While management believes the Company is well positioned for future profitability, there can be no assurance of future success.


     Management is aware of the need for additional cash resources to be obtained for the continuance of research and development and anticipates that such financial resources will primarily come from private placement of Camelot's common and preferred stock. Management believes that license fees received from Third Plant's products will generate revenues and cash flow towards the end of the current financial period. Management believes that cash provided by financing activities and licensing fees as well as revenue from sale of software over the Internet together with the present level of cash resources available will be sufficient for its need over the next twelve months. Management also believes that should the Company require additional cash resources it can incur borrowing as Camelot has no long-term debt.


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


19.  SUBSEQUENT EVENTS


     In July 1997, the Board of Directors approved a one for forty reverse stock split of common stock and outstanding preferred shares, Series J
     to  stockholders  of  record  on  July  15,  1997.   The  consolidated
     financial statements, including all references to the number of shares of common stock and all per-share information, have been adjusted to reflect the split on a retroactive basis.
     On   May  29,  1997,  the  Company  advanced 500,000 pounds (approximately
     $828,250)  to Meteor Technology plc ("Meteor") for 10% unsecured  loan stock.
     In May 1997, the Board of Directors authorized the creation of a series of preferred stock, Series J with 60,000,000 shares authorized. Series J has a par value of $.01 per share, does not pay dividends,
     are   entitled  to  vote  on  matters  submitted  to  a  vote  of  the stockholders of the Company, and rank junior to all other series of preferred stock.
                                    F-23
19.  SUBSEQUENT EVENTS - Continued
     During May of 1997, Camelot Corporation completed a preferred stock transaction with Adina, Inc. an affiliated company. As a result of this transaction, Camelot is now a majority owner of Meteor through
     Camelot's  ownership of Alexander Mark Investments  (USA),  Inc.   The
     specific transfers that occurred are as follows:
     On May 9, 1997, Alexander Mark Investments (USA), Inc. acquired 40,727,988 ordinary shares (57% of the outstanding shares) in Meteor from Daniel Wettreich in exchange for 6,787,998 restricted common shares in Alexander Mark Investments (USA), Inc.
     On May 15, 1997, Adina, Inc. accepted the subscription for 42,450,000 restricted common shares of Adina, Inc. by Daniel Wettreich in exchange for 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc.("AMI"). AMI owns 57% of the outstanding
     shares  of  Meteor.   Meteor  has two active  subsidiaries,  DigiPhone
     International, Ltd. and Meteor Payphones, Ltd.

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



                                    F-24


20.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) - Continued

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


                                  1997     1996     1995

     Beginning of year           $     -  $     -        $
                                                   422,000
     Changes resulting from
     sales   of oil and gas
     produced,                                     (17,000
     net of production costs                             )
     Net  changes in prices and                          -
     production costs
     Revisions   of    previous                          -
     quantity estimates
     Accretion of discount                               -
     Net   changes  in   income                          -
     taxes
     Disposition  of  oil   and
     gas segment                       -
-  (405,00
                                                        0) End of year
     $        $                        $
                                       -
-                                  -



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

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended April 30, 1997, 1996 and 1995





     Description

     Allowance deducted
     from assets to which
     it applies:

                                 Additions
      Accounts   Balance   Charged  Charged           Balance
     Receivable     at       to        to                at
          s      Beginni    Costs    Other   Deducti   End of
     Year Ended   ng of      and    Account    ons     Period
                     Period   Expense     s
                                s
      April 30,         $        $         -        $        $
        1997       11,415    8,532                  -   19,947

      April 30,    36,419   10,887         -  35,891(   11,415
        1996                                       a)

      April 30,   365,448   41,500         -  370,529    36,419
        1995                                      (a)

        Notes
     Receivable
     Year Ended

      April 30,         $        $         $        $        $
        1997            -  889,000         -        -  889,000

 April 30,         -        -         -        -
   1996                                                 -
 April 30,    75,000    7,972         -  82,972(        -
   1995                                       a)

Inventorie
     s
Year Ended

 April 30,         $        $         $        $        $
   1997      198,000  495,942         -  199,198  494,744

 April 30,            198,000         -        -  198,000
   1996            -

 April 30,                  -                           -
   1995            -                  -        -






 (a) Uncollected receivables written off, net of recoveries