Form 10-K/A
period 1997-04-30
CAMELOT CORP
filed 1997-11-24
CIK 13033

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

                                      Name of eachexchange
on
      Title of each class               which registered

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


                          PART 1


Item 1.   Business

      Camelot Corporation ("Registrant" or "the Company")is
a holding
company with subsidiaries in technology and
telecommunications.
      The  Company was incorporated in Colorado on
September 5,  1975,
and  completed a $500,000 public offering of its common
stock in March 1976.
The Company has made several acquisitions and divestment's
of
businesses unrelated to its present activities (see Acquisition and Divestment History) and during the years ended April 1994 and April 1995, undertook a restructuring which involved the sale or closure  of all subsidiaries operating in prior
financial periods.
      The Company's activities are conducted through subsidiaries. Third Planet Publishing, Inc., (`Third Planet") (established in January 1995) is a research and development company developing leading edge technology in both hardware and software solutions for audio and video
conferencing   over the Internet.  mrcdrom.com,  inc.
("mrcdrom.com"),  (established  in March 1997) is a
Internet  catalog retailer  of  software.    Camelot
Internet  Access  Services,   Inc. ("CIAS"), (established
in June 1996) is a provider of Internet  access services.
Alexander  Mark  Investments  (USA),  Inc.  ("AMI")   (80%
acquired in May 1997) is a U.S. public holding company whose 57% owned subsidiary, Meteor Technology plc
("Meteor") is a U.K. public company. Meteor's two primary subsidiaries are DigiPhone International Ltd which is the worldwide distributor of all the products of Third Planet, and Meteor Payphones Ltd an operator of approximately 2,000 payphones.

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

      In May 1996, Third Planet announced a development
program for an Internet  telephony handset specifically
designed to  enable  superior voice  communications over
the Internet.  Proficia is an audio handset which connects
to a multimedia PC, eliminating the need for a headset,
microphone  or  speakers.   It  provides quality  sound
for  Internet telephony,  computer  telephony and multi-
media applications,  and     is available for licensing.

      The  principle focus of Third Planet's research and
development department  has  been  on  the  development of
VideoTalk,  a video conferencing system for the Internet.
Third Planet has applied for  a patent for VideoTalk, which
is a complete hardware and software system which,when
connected
to a multimedia PC, enables full duplex  video conferencing
over the Internet and over local and wide area  networks.
Uniquely,VideoTalk will operate in the background while not
detracting  from  the  PC's  ability to run  other
software  programs simultaneously.  It uses a PCI plug-and-
play card that  provides  high quality audio and video
while achieving extremely low processor  load. VideoTalk
does not require a sound card or a video capture card,
and allows  communications over the Internet with only a
28.8 kbps  modem. The  VideoTalk  unit  includes a NTSC or
PAL  color  video  camera,  a special  version  of  the
Proficia telephony  handset  and  both  the VideoTalk
and   DigiPhone   2.0  software.   Discussions   with   PC
manufacturers regarding the licensing of VideoTalk for inclusion with forthcoming platforms have commenced.

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

PCAMS
      In February 1997, Registrant acquired from Meteor
the U.S.A. and Canadian  rights to PCAMS software, a
payphone contract and management system  originally
developed for Meteor's payphone  subsidiary.   This
reflects the intention of Management to broaden the scope
of Registrant's involvement in the telecommunication
industry. Management believes that the passage of the
Telecommunications Act  of 1996 followed by the release of
new payphone compensation rules by the Federal
Communications
Commission  in  response  to  the  Act          has
significantly  improved the outlook for this industry,
and  that  the acquisition  of  PCAMS  software enables
Registrant  to  improve  the capabilities of independent
payphone providers.  Management will  seek to   utilize
PCAMS  software  both  by  offering  such  software   to
independent   providers  and  by  seeking  acquisitions
of   payphone businesses.
Competition
   The technology and telecommunications industry is highly
competitive.   The  Company's competitors include other
national  and regional companies many which have
substantially greater financial and other   resources
than  the  Company  which  may  give  them  certain
competitive advantages. There are many companies entering
the technological and telecommunications markets with new
products  and this  trend  is  expected to continue.  The
ability of  Registrant  to effectively  compete  in the
future depends on  a  number  of  factors including its
ability to create and/or acquire products that customers
will accept and respond to and comply with the changing
nature
of regulations in the manne which they are interpreted.
Registrant's businesses may be effected by a variety of
factors,including but not limited to general economic
trends,  additional   and   existing competition,
marketing programs, special or unusual events, and acquisitions made by the Company.


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

Item 2.   Properties

Real Estate
      Company  leases,     pursuant to a ten (10) year
lease    ,  a  10,000 square feet office building in Dallas,
Texas which it occupies as  its corporate  headquarters
from a company affiliated with the  President.    The
annuallease payment equates to $80,000.       Company  also
leases   pursuant  to  a  five (5) year lease,     19,950 square
feetoffice  and warehouse   building  in  Dallas,  Texas
which  it  occupies   as   a distribution  center  for
mrcdrom.com, Camelot  Distributing  and  as programming
and  publishing facilities for Third  Planet  Publishing.
   The annual lease payment varies each year and for the
last fiscal year equates  to  $65,431.      The Company considers
all office and warehouse space leased adequate for its needs. Mr. CD-ROM Stores currently leases four retail units in Dallas, Texas which they are in the process of negotiating with landlords in order to terminate the leases.

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

    1996
                                              High      Low
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

Item 6.   Selected Financial Data

      A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:

                      1997      1996      1995         1994
1993
Net sales          $1,887,617  $3,002,049 $1,184,469  $-
$-
Income (loss)
 from continuing  (12,996,369) (4,314,788)(2,335,977)
(1,567,312)(256,320)
 operations
Income (loss)
 from discon-
 tinued opera-
 tions                -          (250,925)(1,182,927)
(402,981) (435,772)
Income (loss)
 per share from       (20.45)    (12.54)    (9.17)
(8.30)      (3.79)
 continuing
 operations
Total assets        6,772,07     16,701,8  2,098,97
3,309,13  3,337,49
                           6        63         4         2
4
Long-term debt             -         -         -         -
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

     The Company's revenue for the year was $1,887,617 compared with $3,002,049 in 1996. Net loss for the period was $12,996,369 compared with $4,565,713 the previous year. These results are due to a combination of limited revenues from DigiPhone, the closure of the retail software stores and continuing research and development costs which were largely
expensed.     Further, other expenses of  $4,675,189
relating
to losses on disposition of assets, investment in
affiliate, marketable  securities  and a note receivable
allowance  impacted  the results.   Revenues  consisted
of sales of licensing rights,paid primarily with the issuance of free trading stock by the entity acquiring the licensing rights; minimal sales of the Digiphone product, and sales during the time the stores were operating.
The expenses consisted of the store operating expenses, the marketing and distribution expenses for the Digiphone and primarily the research and development costs for the VideoTalk, Digiphone 2.0 and Proficia. These high research and development costs allowed the Company to be on the cutting edge of the known technology in the videoconferencing field thereby putting it in position to offer a product, Video Talk, that will be well received. Due to the closing of the stores during the year any depreciation and amortization attributable to the assets in the stores were immediately expenses thereby increasing the depreciation and amortization line item.
The Other Expense line in the Statement of Operations includes a loss on the disposition of the assets relating to the closing of the stores, and a note receivable allowance which reflects a decrease in the value of the collateral of the loan to an officer. The loss on investment in affiliate resulted from management's decision to change the method whereby the stock of Meteor was classified to the equity method due to the amount of control the Company has over Meteor Technology. There are common directors and the Chairman is the same for both companies along with Camelot owning approximately 15% of Meteor. This resulted in an adjustment to the value of the Meteor stock to reflect the current market value.
     The Consolidated Balance Sheets for the period show stockholders' equity of $6,078,509 compared with $15,680,168 for the previous year. Total assets were $6,772,076 compared with $16,701,863 in 1996. The decrease in stockholders' equity and total assets was due to losses.

        The Consolidated Statements of Cash Flows reflects, in addition to the items noted above, cash received from the sale of marketable securities in the amount of $1,027,612, a loan to an officer in the amount of $1,814,000 and 3,410,500 in proceeds from the sale of preferred stock to help finance the research and development efforts. The items noted above along with the expenses from the research and development efforts resulted in the Company having a net decrease in cash.

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

     Company's continuing operations had sales of
$1,184,469 in fiscal 1995  compared with $-0- for 1994.
Company had a loss from  operations of  $2,348,155
compared with a loss from operations in fiscal 1994  of
$1,138,387.   Net loss for fiscal 1995 was $3,518,904
which  includes loss from discontinued operations of
$1,182,927 which compares with  a loss from discontinued
operations for fiscal 1994 of $402,981.
      The primary reasons for the loss from continuing
operations  was due  to  the  start  up costs relating to
the commencement  of  CD-ROM software operations in its
newly formed subsidiaries, and the decision to
discontinue Company's other businesses.   In addition to
start  up costs for  its  new subsidiary, its subsidiary
Maxmedia which was located in Orlando was closed, and the
Company incurred relocation costs of personnel,inventory,
fixtures and equipment to Dallas which is a non-recurring
one time costs.  Mr. CD-ROM Stores incurred costs
outside the normal course of business due to the testing
and retesting of  various  retail concept in its Orlando
retail  unit  in  order  to establish  a  permanent  long
term Mr. CD-ROM retail  trading  format.
Further,  Third  Planet  Publishing  incurred  programming
and   data processing  costs  relating to the creation of
the CD-ROM  interactive catalog  and in relation to
DigiPhone which management has decided  to expense.
      The  consolidated  balance sheets for 1995  shows
stockholders' equity  of ($87,049) compared with
$1,408,498 for fiscal 1994.   Total assets  were
$2,098,874 compared with $3,309,132.   The  decrease  in
stockholder's  equity  is  due  to a  combination  of  the
loss  from operations  and the loss from discontinued
operations.  Subsequent  to the year end substantial
increases in stockholders equity occurred due to private
placements of restricted common and preferred stock and
the conversion  to  common  stock of debt owing to  an
affiliate  of  the President  of Company, all of which
resulted in an increase in  equity of $1,875,000 during
the three month period ending July  1995.
      Company  began its CD-ROM software operations by the
acquisition of  Maxmedia  Distributing,  a  Florida based
distributor  of  CD-ROM software  in  July 1994.  The
customer base of Maxmedia is  now  being serviced  by
Camelot  Distributing, a  CD-ROM  distributor  supplying
independent retailers from distribution facilities in
Dallas, Texas.
      Mr.  CD-ROM  Stores was established in December
1994  with  the opening  of  a retail concept store in
Orlando, Florida.  This  store, which was on a six month
lease, provided an opportunity to refine  Mr. CD-ROM's
retail   concept  during  which   time   retail franchise
documentation and approvals were obtained from the majority of states in the USA. A company owned store was opened in Dallas in July 1995 and an additional four retail units opened by December 1995 in the Dallas area.

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

Liquidity and Capital Resources

1997
     Net  cash  used  by operating activities for 1997 was
$5,555,018 compared  with  $6,740,073  in  1996.   Net
cash  used  by  investing activities  in  1997 was
$4,587,734 compared with  net  cash  used  by
investing activities of $1,889,146 in 1996.  This was
primarily due to the  net  loss  of  $12,996,369 in 1997
compared with  $4,565,713  the previous  year.   Net  cash
provided  by  financing  activities    was
$3,302,152  compared  with $18,350,289 the previous  year.
Sales  of
common  and  preferred stock were $3,410,500 compared with
$22,330,214 in 1996.    See Management's Discussion above
for more detail.


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

1996

      Net  cash  used by operating activities for 1996 was
$6,740,073 compared  with  $2,207,683  in  1995.   Net
cash used by investing activities was $1,889,146 compared with net cash received of $28,482 in 1995.
This was primarily due to product development and software costs of $608,800 compared with $40,000in 1995, to the purchase of minority interests of $264,044 ($0 in 1995), to the issuance of a note receivable in the amount of $312,400 ($0 in 1995) and to purchases of property and equipment of $1,087,658 ($195,589 in 1995).

      Net cash provided by financing activities was $18,350,289 compared with $2,290,941 the previous year. Sales of common stock and preferred stock were
$22,330,214 compared with $1,623,847  in  1995. These
transactions substantially improved the liquidity of the Company and helped raise stockholders' equity by
$15,767,262 in 1996.
      The Company's plans for capital expenditures relate principally to capital costs likely to be incurred in
opening of additional retail units.   Management  does
not anticipate any liquidity problems and believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional cash resources from the sale of common and preferred stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. Management believes that it is well positioned to make arrangements for additional debt should the need arise. There are no knowntrends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries and the normal course of business.

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

Statements of Stockholders' Equity for the
      years ended April 30, 1997, 1996 and 1995  F-5 through
                                                 F-7
     Statements of Cash Flows for the years ended
         April 30, 1997, 1996 and 1995            F-8 and
                                                  F-9
   Notes to
     Consolidated Financial Statements            F-10
through
                                                  F-25

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

PART III

Item 10. Directors and Executive Officers of the Company

 The following persons serve as directors and/or officers of the
Company as of July 2, 1996:

Name               Age    Position           Period
Term
                                             Served
Expires

Daniel  Wettreich  45  Chairman and      September  16,1988
Next Annual
                       Chief Executive
Meeting
                       Officer, President,
                       Director

Jeanette P.
 Fitzgerald       36   Vice President and September 16, 1988
Next Annual
                       General Counsel,
Meeting
                       Secretary,
                       Director

Allan S. Wolfe   65    Director          May 24, 1993
Next Annual

Meeting
Bruce
Baldwin          64    Director          June 28, 1997
Next Annual

Meeting

Robert  B.
 Gregory        45     Vice President     July  1,1996
N/A
                       of Finance

David  D.
 McCurley       31     Vice President     June  10,1996
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

Robert B. Gregory
      Robert Gregory is the Vice President of Finance for the Company since July 1996. He is a director of Adina, Inc. since January 1997, and of Alexander Mark Investments
(USA), Inc. since December 1996 both of which are public companies. He was previously Director of Finance of Jenkens & Gilchrist,one of Texas's largest law firms,prior to which he was controller of Memorex Telex Corporation, a manufacturer of computer equipment. Previously, from 1985 he was controller of the communications division of Electronic Data Systems, an international provider of information technology. In addition to being a Certified Public Accountant, he has an MBA from Creighton University and a BS in Accounting from the University of Nebraska.

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

                 SUMMARY COMPENSATION TABLE

                    Annual CompensationLong-Term Compensation
                                             Payouts
                                      Awards

                                       Restr
Name and Pri                 Other    icted Option   LTIP   All Other
ncipal       Yea Salar  Bonu Annual   Stock   s/    Payout Compensati
  Position   r   y      s    Compen   Award  SARs     s        on
                             sation    (s)

Daniel       199   -     -      -       -    25,000    -   $
Wettreich    5   $208,   -      -       -    25,000    -   (1)
Chairman and 199  333    -      -       -    175,00    -   $
CEO(1)       6   $250,                          0          (1)
             199  000                                      $
             7                                             (1)
Jeanette P.  199   -     -      -       -    43,75    -    $
Fitzgerald   5    N/A    -      -       -      0      -    (1)
Vice         199  N/A    -      -       -     N/A     -    $
President,   6                                875          (1)
General      199                                           $
Counsel and  7                                             (1)
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

 (3)Includes options to purchase 53,750 shares granted to Jeanette Fitzgerald, which options are not exercised.
      16,250 of these shares are owned by Forme of which Ms. Fitzgerald is an officer and director. 81,710 of these shares are owned by Meteor of which Ms. Fitzgerald is an officer and director. Ms. Fitzgerald has disclaimed any beneficial interest in the shares owned by Meteor and Forme.

 (4) Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.

 (5) Includes an option to purchase 2,000 shares granted to Bruce
      Baldwin, which option is not exercised.

 (6) Includes an option to purchase 21,500 shares granted to David McCurley, which option is not exercised.

 (7)  Includes options to purchase 10,500 shares granted to Robert
      Gregory,  which  options are not exercised. Includes 1,345,295
      Preferred Shares owned by Adina of which Mr. Gregory is an officer and director.Includes 81,710 shares owned by Meteor a company which is majority owned by Alexander Mark Investments (USA), Inc. of which Mr. Gregory is a director. Mr. Gregory has disclaimed any beneficial interest in the shares owned by Adina and Meteor.

(8)  Includes 1,345,295 Preferred Shares, Series J of the Company.
      These shares are owned by Adina, Inc. of which Mr.Wettreich and Mr. Gregory are directors and officers. They have disclaimed all beneficial ownership in the shares. (See Item 13. Certain Relationships and Related Transactions).

Item 13.  Certain Relationships and Related Transactions

On   May   20,  1997  Registrant subscribed  (post  reverse) 1,345,295 restricted  Preferred Shares, Series J Camelot Corporation("Camelot")
with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc. to Camelot. 892,215 of the Preferred Shares were issued upon execution of the Agreement and 453,080 are issuable as deferred consideration.  The  deferred consideration  will be issued as new common shares of Camelot are issued in such a manner so that the additional Preferred Shares are issued at the same time
and in the same quantity as any  new  common shares.    The Preferred Shares
have one vote per share and  vote  with the   common  shares,  are  non
convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares.

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

      On August 1,1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $14,000. This loan bears interest at a rate of 6% per annum and has been repaid as of January 31, 1997.

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

               PART IV
Item 14. Exhibits, Financial Statement Schedules,and Reports on Form 8-K

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

        Notes to Consolidated Financial Statements     F-10
                                                  through
                                                  F-25

(a) (2) Consolidated Schedule                     F-26
(a) (3) Exhibits included herein:
    3(a) Articles of Incorporation Incorporated by reference to Form 10 Registration
         Statement  filed  on June 23, 1976.

     3(b)  Bylaws Incorporated  by Reference  as immediately above.

    10  (b) 1991 Outside Directors' Stock Option Plan
               Incorporated by reference to the Proxy Statement for April 13,1992 Annual Meeting of Shareholders and the Proxy Statement for January 3,1997 Annual
               Meeting of Shareholders.

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



Lane, Gorman & Trubitt, LLP
Dallas, Texas
July 7, 1997

                CAMELOT CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets
                              April 30,

                               1997                              1996
ASSETS

CURRENT ASSETS
  Cash  and cash equivalents $ 3,029,999                 $  9,870,599
  Trading securities               -                        1,341,508
  Securities available for
     sale                          8,268                      945,777
 Accounts receivable, net of
  allowance for doubtful
  accounts of $19,947 and
  $11,415 at April 30,1997
  and 1996,  respectively         162,592                    241,837
Prepaid expenses                  167,769                    215,073
Inventories, net of allowance
 forobsolescence of $494,744
 and $198,000 at April 30,
 1997 and 1996,respectively        530,926                 1,272,973
    Total current assets         3,899,554                13,887,767

PROPERTY AND EQUIPMENT - AT COST
 Office equipment and fixtures   1,534,173                 1,363,484
 Leasehold improvements             64,154                   222,124

                                 1,598,327                1 ,585,608
  Less accumulated depreciation   (669,535)                 (453,450)
    and amortization

                                   928,792                 1,132,158

INVESTMENT IN AFFILIATE                -                         -

OTHER ASSETS
 Note receivable - officer,net
 of allowance of $889,000          968,189                        -

 Preferred stock-related party     530,917                    530,917
 Licenses, trademarks and product
 development, net of accumulated
 amortization of $31,000 and $151,979
 at April 30,1997 and 1996,
 respectively                      421,510                  1,141,021
     Other                          23,114                     10,000
          Total other assets     1,943,730                  1,681,938


                               $ 6,772,076                $16,701,863

See accompanying notes to consolidated  financial statements



                           F-2
                   CAMELOT CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets -Continued
                                 April 30,


                                        1997                   1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                  $    470,577           $    777,181
 Accrued expenses                       222,990                194,329
 Net current liabilities of
   discontinued operations                  -                   50,185
   Total current liabilities            693,567              1,021,695

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value,
  50,000,000 shares authorized,
  881,763 and 486,305 shares issued
  at April 30,1997 and 1996, respectively 8,818                 4,863

 Preferred stock, $.01 par value,
 100,000,000 shares authorized,
 2,438,056 and 10,143,389 shares
 issued and outstanding at April 30,
 1997 and 1996,  respectively            24,381                101,434

 Additional  paid-in capital          34,021,361             30,600,613
 Accumulated deficit                 (25,182,832)           (12,186,463)
 Less net unrealized loss on
  available-for-sale securities             -                   (50,548)
 Less treasury stock, at cost,
  28,745  shares at April 30, 1997
  and 1996                            (2,714,575)            (2,714,575)
 Less note receivable from
 officer related to purchase
 of common stock                         (78,644)               (75,156)
Total stockholders'  equity            6,078,509             15,680,168

                                     $ 6,772,076             $16,701,863

See accompanying notes to consolidated financial statements

                   CAMELOT CORPORATION AND
                   SUBSIDIARIES Consolidated
                   Statements of Operations
                     Years Ended April 30,


                               1997          1996             1995

 REVENUES                  $1,887,617  $3,002,049       $  1,184,469

 COSTS AND EXPENSES
  Cost of sales              1,559,189     645,127            905,330
  General and administrative 7,164,354   6,233,501          2,511,108
  Provision for inventory
   obsolescence                495,942     198,000                 -
Depreciation and
 amortization                1,462,459     354,419            116,186

Total costs and expenses    10,681,944   7,431,047          3,532,624

 LOSS FROM OPERATIONS       (8,794,327) (4,428,998)        (2,348,155)

 OTHER INCOME (EXPENSE)
  Interest and
    miscellaneous              426,490     152,278              1,370
  Dividend income - related
   party                        46,657      46,657             46,657
 Loss on disposition of
   assets                    (509,292)   (126,931)                -
 Loss on investment in
  affiliate                (2,693,087)        -                   -
 Note receivable allowance   (889,000)        -                   -
 Realized loss on sale of
  marketable securities      (583,810)        -                   -
 Unrealized gain on
   marketable securities          -        53,821                 -
 Interest expense-related
   party                          -       (11,615)            (35,849)
 Total other income (expense)(4,202,042)   114,210             12,178

LOSS FROM CONTINUING
  OPERATIONS                (12,996,369) (4,314,788)       (2,335,977)

DISCONTINUED OPERATIONS
   Loss from operations           -           -              (622,350)
   Loss on disposals              -        (250,925)         (560,577)
   Loss from discontinued
   operations                     -        (250,925)       (1,182,927)

NET LOSS                    (12,996,369) (4,565,713)       (3,518,904)
DIVIDENDS ON PREFERRED
 STOCK                        (  95,234)   (575,414)          (19,200)

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS      $(13,091,603) $(5,141,127)    $ (3,538,104)

LOSS PER SHARE:
 LOSS FROM CONTINUING
   OPERATIONS                  (20.45)     (12.54)             (9.17)
 LOSS FROM DISCONTINUED
   OPERATIONS                    (.00)       (.73)             (4.64)
 DIVIDENDS ON PREFERRED
   STOCK                         (.15)      (1.67)              (.08)
 NET LOSS PER COMMON SHARE   $ (20.60)    $ (14.94)        $  (13.89)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK AND COMMON STOCK
EQUIVALENT SHARES OUTSTANDING  635,467      344,119             254,651

See accompanying notes to consolidated financial statements


            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

                   Common    Common   Preferre  Preferr  Additional
                    Stock     Stock   d Stock      ed      Paid in
                   Shares    Amount    Shares    Stock     Capital
                                                 Amount
Balance at April
30, 1994            $215,790 $ 2,158   $239190    $2,392  $5,882,486

Conversion of
preferred stock          250       3  (50,000)     (500)         497
to common stock:
  Series C


Preferred Stock
cash dividends             -       -         -         -    (19,200)
related party
Payment of
common stock           3,145      31         -         -        (31)
subscribed at
April 30, 1994
Sale of common
stock for cash        63,084     631         -         -   1,623,216

Purchase of
Maxmedia
Distributing,          5,125      51         -               143,449
Inc.
Compensation for
services               3,327      33         -         -     120,480
Change in net
unrealized                 -       -         -         -           -
losses on
available for
sale securities
Net loss                   -       -         -         -           -
Balance at April
30, 1995             290,721  $2,907  $189,190    $1,892  $7,750,897


See accompanying notes to consolidated financial statements

            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

                 Accumulate  Unreali  Treasury   Stock      Total
                  d Deficit    zed     Stock    Subscri  Stockholde
                             Losses              ption   rs' Equity
                               on               Receiva   (Deficit)
                             Availab              ble
                             le For
                              Sale
                             Securit
                               ies
Balance at April
30, 1994          $(4,101,84       $  $(170,44   $(206,2  $1,408,498
                          6)       -        2)       50)
Conversion of              -
preferred stock
to common stock:                   -         -         -           -
  Series C


Preferred Stock
cash dividends             -       -         -         -    (19,200)
related party
Payment of                         -
common stock               -                 -   206,250     206,250
subscribed at
April 30, 1994
Sale of common
stock for cash             -       -         -         -   1,623,847

Purchase of
Maxmedia
Distributing,              -       -         -               143,500
Inc.
Compensation for
services                   -                 -         -     120,513
Change in net
unrealized                 - (51,553         -         -    (51,553)
losses on                          )
available for
sale securities
Net loss          (3,518,904       -         -         -  (3,518,904
                           )                                       )
Balance at April
30, 1995          $(7,620,75 $(51,55  $(170,44        $-   $(87,049)
                          0)      3)        2)


See accompanying notes to consolidated financial statements


            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

                   Common    Common   Preferre  Preferr  Additional
                    Stock     Stock   d Stock      ed      Paid in
                   Shares    Amount    Shares    Stock     Capital
                                                 Amount
Balance at April
30, 1995             290,721 $ 2,907   189,190    $1,892  $7,750,897

Conversion of
preferred stock        8,608      86  (888,000   (8,880)       8,794
to common stock:      56,844     569         )   (53,333      52,764
  Series BB           53,709     537  (5,333,3         )      34,713
  Series G                                 33)   (35,250
  Series H                            (3,525,0         )
                                           00)


Sale of common
stock for cash        54,844     548         -         -   3,281,001

 Sale of
Preferred Stock                       19,766,6   197,666  18,850,999
for cash                                    66
Common stock
issued for             5,079      51         -         -     737,341
services
Common stock
issued to
officers for           1,500      15         -                75,141
note receivable.
Change in net
unrealized                 -       -         -         -           -
losses on
available for
sale securities
Retirement of
Series D                   -       -  (66,134)     (661)    (65,473)
preferred stock
Common stock
issued to pay         15,000     150         -         -     449,850
note payable to
related party
Purchase of                -       -         -         -           -
treasury stock
Preferred stock
dividends to:              -       -         -         -    (19,200)
  Related                  -       -         -         -   (556,214)
parties
  Other parties
Net loss                   -       -         -         -           -
Balance at April
30, 1996             486,305  $4,863  10,143,3   $101,43  $30,600,61
                                            89         4           3


            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

               Accumulat  Unreal   Treasury    Stock    Total
                  ed       ized     Stock    Subscrip  Stockhol
                Deficit   Losses               tion     ders'
                            on               Receivab   Equity
                          Availa                le     (Deficit
                            ble                           )
                            For
                           Sale
                          Securi
                           ties
Balance    at
April     30,  $(7,620,7   $(51,5  $(170,442        $- $(87,049
1995                 50)      53)          )                  )
Conversion of
preferred
stock to               -        -          -         -        -
common stock:          -        -          -         -        -
  Series BB            -        -          -         -        -
  Series G
  Series H
Sale of
common stock           -        -          -         - 3,281,54
for cash                                                      9
Sale of
preferred              -        -          -         - 19,048,6
stock for                                                    65
cash
Common stock
issued for             -        -          -         -  737,392
services

Common stock
issued to
officer for            -        -          -  (75,156)        -
note
receivable
Change in net
unrealized             -    1,005          -         -    1,005
losses on
available-for-
sale
securities
Retirement of
Series D               -        -          -         - (66,134)
preferred
stock
Common stock
issued to pay          -        -          -         -  450,000
note payable
to related
party
Purchase of
treasury               -        -  (2,544,13         - (2,544,1
stock                                     3)                33)
Preferred
stock                  -        -          -         - (19,200)
dividends to:          -        -          -         - (556,214
  Related                                                     )
parties
  Other
parties
Net loss       (4,565,71        -          -         - (4,565,7
                      3)                                    13)
Balance at
April 30,      (12,186,4        $  $(2,714,5         $ $15,680,
1996                 63)   (50,54        75)  (75,156)      168
                               8)


See accompanying notes to consolidated financial statements


            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

                   Common    Common   Preferre  Preferr  Additional
                    Stock     Stock   d Stock      ed      Paid in
                   Shares    Amount    Shares    Stock     Capital
                                                 Amount
Balance at April
30, 1996             486,305 $ 4,863  10,143,3   $101,43  $30,600,61
                                            89         4           3
Conversion of
preferred stock        1,922      19  (112,000   (1,120)       1,101
to common stock:     165,920   1,659         )   (99,083      97,424
  Series BB          144,688   1,447  (9,908,3         )    (11,153)
  Series G                                 33)   (12,600
  Series H                            (1,260,0         )
                                           00)


 Sale of
Preferred Stock                       3,590,00    35,900   3,374,600
for cash                                     0
Common stock
issued for             1,968      20         -         -        (20)
services
Common stock
issued for            80,960     810         -         -      31,574
software
acquisitions
Accrued interest
on stock
subscription               -       -         -         -           -
receivable.
Change in net
unrealized                 -       -         -         -           -
losses on
available for
sale securities
Retirement of
Series F                   -       -  (15,000)     (150)         150
preferred stock
Preferred stock
dividends to:              -       -         -         -    (19,200)
  Related                  -       -         -         -    (76,034)
parties
  Other parties
Net loss                   -       -         -         -           -
Balance at April
30, 1997             881,763  $8,818  2,438,05   $24,381  $34,021,36
                                             6                     1




            CAMELOT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity - continued
   For the Period from May 1, 1994 through April 30, 1997

               Accumulat  Unreal   Treasury    Stock    Total
                  ed       ized     Stock    Subscrip  Stockhol
                Deficit   Losses               tion     ders'
                            on               Receivab   Equity
                          Availa                le     (Deficit
                            ble                           )
                            For
                           Sale
                          Securi
                           ties
Balance    at
April     30,  $(12,186,   $(50,5  $(2,714,5  $(75,156 $15,680,
1996                463)      48)        75)         )      168
Conversion of
preferred
stock to               -        -          -         -        -
common stock:          -        -          -         -        -
  Series BB            -        -          -         -        -
  Series G
  Series H
Sale of
preferred              -        -          -         - 3,410,50
stock for                                                     0
cash
Common stock
issued for             -        -          -         -  737,392
services

Common stock
issued to
officer for            -        -          -  (75,156)        -
note
receivable
Common stock
issued for             -        -          -         -        -
services
Accrued
interest on            -        -          -   (3,488)  (3,488)
stock
subscription
receivable
Change in net
unrealized             -   50,548          -         -   50,548
losses on
available for
sale
securities
Retirement of
Series F               -        -          -         -        -
preferred
stock
Preferred
stock                  -        -          -         - (19,200)
dividends to:          -        -          -         - (76,034)
  Related
parties
  Other
parties
Net loss       (12,996,3        -          -         - (12,996,
                     69)                                   369)
Balance at
April 30,      (25,182,8     $  -  $(2,714,5         $ $6,078,5
1997                 32)                 75)  (78,644)       09


See accompanying notes to consolidated financial statements

                                       F-7



                   CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            Years Ended April 30,

                                                1997          1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $(12,996,369)  $(4,565,713) $(3,518,904)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Non cash transactions for services        387,391      120,513
  Accrued interest addition to related
   party note receivable                    (60,677)          -             -
  Securities received as revenue            (64,000)  (1,950,575)           -
  Depreciation and amortization           1,462,459      354,419      116,186
  Undistributed loss in minority interest
   in subsidiaries                              -             -       (1,336)
  Loss on disposal of assets                509,292      191,918      22,535
  Loss on sale of trading securities        313,896        -              -
  Loss on sale of available for sale
   securities                               269,914          -            -
  Write up of securities to market value      -          (53,821)         -
  Provision for uncollectable accounts
   receivable                                 8,532       10,887       41,500
  Provision for inventory obsolescence      495,942      198,000          -
  Note receivable allowance                 889,000         -             -
  Loss on investment in affiliate         2,693,087         -             -
  Proceeds from trading securities        1,027,612         -             -
  Loss on disposal of discontinued
   operations                                 -             -         560,577
  Change in assets and liabilities, net of effect from
     purchase of subsidiaries:
     Accounts receivable                    (68,987)   (212,107)      797,005
     Prepaid expenses                        47,304    (183,449)      (16,188)
     Inventories                            246,105    (864,908)      (23,865)
     Other assets                              -            -          (5,366)
    Accounts payable and accrued
      expenses                             (277,943)     88,151      (300,340)
    Obligations-discontinued operations     (50,185)   (140,266)          -
   Net cash used in operating activities (5,555,018) (6,740,073)    (2,207,683)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment      (636,364)  (1,087,68)     (195,589)
  Investment in affiliate                (2,457,003)      -              -
  Collections received on notes receivable   14,000       -            67,028
  Proceeds from sale of property and
   equipment                                   -         11,500        31,500
  Proceeds from available for sales
    securities                              718,143      93,447          -
  Proceeds from return of deposits             -         14,765          6,000
  License, trademarks and product
   development                             (412,510)   (608,800)      (40,000)
  Purchase of subsidiary                       -           -          (25,000)
  Proceeds from sale of subsidiary             -           -          184,543
 Issuance of note receivable-related party (1,814,000)     -             -
 Issuance   of  note  receivable               -       (312,400)         -

 Net cash provided by (used in) investing
  activities                               (4,587,734)(1,889,146)      28,482

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                        -      3,281,549      1,623,847
   Payments received on common stock
    subscribed                                  -            -         206,250
  Sale of preferred stock                  3,410,500  19,048,665          -
  Sale of subsidiary preferred stock            -           -          264,044
  Redemption of preferred stock                 -       (66,134)          -
  Deferred offering costs                    (13,114)        -            -
  Dividends paid                             (95,234) ( 575,414)      (19,200)
  Purchase of treasury stock                    -     (2,544,133)         -
  Payments on debt                              -      (294,200)     (190,000)
  Proceeds (payment)-notes payable
   -related parties                             -      (236,000)      406,000
 Redemptions of subsidiary preferred stock      -      (264,044)        -

  Net cash provided by financing activities 3,302,152  18,350,289   2,290,941

NET INCREASE (DECREASE) IN CASH          ( 6,840,600)   9,721,070    111,740
CASH AT BEGINNING OF YEAR                  9,870,599      149,529     37,789

CASH AT END OF YEAR                     $  3,029,99   $ 9,870,599  $ 149,529

See accompanying notes to consolidated financial statements

                                     F-8
                   CAMELOT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                            Years Ended April 30,


                                            1997          1996           1995
     Supplemental information:
       Cash paid for interest        $      -        $11,615   $     38,681

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

     Depreciation and amortization of property and equipment s provided on the straight-line method over the following estimated useful lives:

          Office furniture and fixtures           7 years
          Computer and office equipment           5 years
          Computer software                        5 years
         Leasehold Improvements                  Length oflease ranging to
                                                     5 years

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

     Loss Per Share

     Loss per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Outstanding stock warrants, options and preferred shares are excluded from the computations as their effect would be anti- dilutive.
     During 1997, 312,530 common shares were issued upon conversion of preferred shares. Had this conversion of preferred stock occurred on May 1, 1996, net loss per common share would have been $16.71 for 1997.

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

2.   ACQUISITIONS
     On March 31, 1997, a wholly-owned subsidiary of the Company was formed. The Company acquired 100% of the common stock of mrcdrom.com, inc., in exchange for $100,000 in cash, $511,428 of inventory, $30,464 of equipment and $26,000 of other assets. mrcdrom.com, inc. is engaged in selling software products through an Internet web page catalog. In March 1997, the Board of Directors approved the filing of a registration statement under the Securities Act of 1933, for a public offering of 3,000,000 shares of mrcdrom.com, inc. common stock. On June 17, 1994, the Company acquired 100% of the common stock, of
     Maxmedia  Distributing,  Inc.,  and  Maxmedia Publishing,  Inc.,   in
     exchange for $25,000 in cash plus 5,125 shares of the Company's restricted common stock valued at $143,500. The acquired companies are engaged in the distribution and publishing of CD- ROM software.
     The   acquisition  was  accounted  for  by  the purchase  method   of
     accounting, and the purchase price exceeded the estimated fair value of net assets acquired by $201,421. Amortization of the excess purchase price was amortized over a fifteen year period until the unamortized balance was written off in fiscal year 1996.
     On March 2, 1994, the Company entered into an agreement with Americomm Properties, Inc. ("Americomm") to assign unencumbered, interests in certain licenses to the wireless cable system in Manhattan, Kansas. The licenses require Federal Communications Commission approval to provide assignability and transferability. Licenses and the related acquisition costs of $73,465 were written off in fiscal year 1996.

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

     Less:Allowance for slow moving
     and  obsolescence                      494,744             198,000
     NET                               $    530,926           $1,272,973


5.   MARKETABLE SECURITIES


     The Company adopted, effective for the year ended April 30, 1995, Statement of Financial Accounting Standards No. 115 "Accounting for
     Certain  Investments  in  Debt  and Equity Securities".   Under  this
     statement, investments in available-for-sale securities are measured at fair value with net unrealized gains and losses reported in equity. Investments that are bought are held principally for the purpose of selling them in the near future are classified as trading securities. Trading securities are measured at fair value with net realized gains and losses reported in the statement of operations. The fair value of marketable securities is determined based on quoted market prices for
     those  securities.   The  net  unrealized holding  loss decreased  by
     $50,548 and $1,005 during the years ended April 30,1997 and 1996, respectively. The cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities and trading securities at April 30, 1997 and 1996 are summarized as follows:


                Cost      Gross       Gross     Estimated
                        Unrealized  Unrealized    Fair
                          Gains       Losses      Value

1997

Available-
for-sale

Securities     $           $           $            $
Common stock     8,268           -           -      8,268


1996

Available-
for-sale

Securities     $           $           $               $
Common stock   996,325           -      50,548    945,777

 Trading
Securities
                53,820           -    1,341,508  1,287,688
Common stock

                     $           $           $          $
              2,284,013      53,820      50,548  2,287,285

     Sales proceeds and gross related gains and losses on securities are as follows:




                   1997     1996    1995
     Cost basis         $       $       $
                 2,329,565   134,480       -
     Proceeds    1,745,755    93,447       -
     Realized           -       -          -
     gains
     Reali zed     583,810    41,033       -
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

     Meteor to zero and suspended the equity method of accounting for its investment in Meteor.

8.   ACCRUED EXPENSES

     The following is a summary of accrued expenses at April30,:

                                                 1997         1996

     Taxes                                  $ 2 6,811     $   56,550
     General and administrative                 2,452         35,244
     Fees                                      34,000         36,000
     Compensation                              41,503         32,864
     Lease obligations                         115,099            -
     Other                                       3,125        33,671

                                            $  222,990   $    194,329

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

      Outstanding stock options outside the Plan were 86,250 and 87,500 at April 30, 1997 and 1996, respectively.

 The following schedule summarizes the changes in the
Plans:
                               1997       1996    1995
Options outstanding  at     94,600     95,825     94,375
beginning at year
   Granted                 185,538      7,194      6,325
   Exercised                  -     (  4,637)        -
   Canceled               ( 4,750)  (  3,782)     (4,875)
Options outstanding  at   275,388      94,600     95,825
end of year


Options exercisable  at    275,388     94,600     95,825
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

     The following schedule summarized the changes in the
Plans:

     Incentive Stock Option Plan


                                          1997    1996            1995

Options    outstanding    at
beginning of year
     Granted                       408,800         -              -

     Exercised                         -           -              -
     Canceled
                                       -           -              -
Options outstanding  at  end
of year                            408,800           -            -


Options exercisable  at  end
of year                            408,800           -             -


Average price of options
     Granted during year          $           $                   $
                                      4.00             -               -
     Exercised during year             -               -               -
     Canceled during year              -                -              -
      Outstanding at end  of        4.00                -              -
      year


     Director's Stock Option Plan


                                 1997            1996       1995
Options    outstanding    at
beginning of year
     Granted                  15,000          -                 -

     Exercised                    -           -                 -
     Canceled                     -           -                 -
Options outstanding  at  end
of year                       15,000          -                 -


Options exercisable  at  end
of year                       15,000          -                 -


Average price of options
     Granted during year         $            $                 $
                                  4.00              -               -
     Exercised during year             -           -                -
     Canceled during year              -           -                -
      Outstanding at end  of        4.00           -                -
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

     Results of Operations for Producing Activities

                           1997         1996          1995
     Sales of oil  and    $   -         $     -      $16,964
     gas
     Production costs          -               -     (10,967)
     Provision     for         -               -        -
     depletion
     depreciation              -               -      (3,250)
                          $   -         $     -      $ 2,747

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


                                    F-24


20.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) -Continued

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


                                  1997             1996         1 995

     Beginning of year           $     -     $     -        $  422,000
     Changes resulting from
     sales   of oil and gas
     produced,
     net of production costs           -           -         (17,000)
     Net  changes in prices and
     production costs                  -           -
     Revisions  of previous
     quantity estimates                -           -             -
     Accretion of discount             -           -             -
     Net changes in income
     taxes                             -           -            -
     Disposition  of  oil   and
     gas segment                       -           -        (405,000)
    End of year                      $  -       $  -           $  -





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
        1995                                     (a)

        Notes
     Receivable
     Year Ended

      April 30,         $        $        $        $         $
        1997            -  889,000        -        -   889,000

      April 30,         -        -        -        -
        1996                                                 -

        April      75,000  7,972  2       -  82,972(         -
       30,1995                                    a)

     Inventorie
          s
     Year Ended

      April 30,         $        $        $        $         $
        1997      198,000  495,942        -  199,198   494,744

        April              198,000        -        -   198,000
       30,1996          -

        April                    -                           -
       30,1995          -                 -        -
