Form 10-Q
period 1997-10-31
CAMELOT CORP
filed 1997-12-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 1997      Commission File No. 0-8299


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

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                               October 31, 1997

Common stock, $0.01 par value                 1,654,915

                 CAMELOT CORPORATION AND SUBSIDIARIES

                               I N D E X


                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Consolidated Balance
                    Sheets                                 3

                    Consolidated Statements of
                    Operations                             5

                    Consolidated Statements of
                    Cash Flows                             7

                    Notes to Consolidated
                    Financial Statements                   9

          Items 2.  Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                            12

Part II   OTHER INFORMATION                               15

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)

                                       October 31, 1997April 30, 1997
                                          (Unaudited) (Audited/Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $    2,141.3   $    3,667.2
  Securities available for sale                    -              8.3
  Accounts receivable, net of
    allowance for doubtful accounts
    of $19,947 and $19,947 at October
    31, 1997 and April 30, 1997                  489.3          493.8
  Prepaid expenses                                94.5          167.8
  Inventories, net of allowance for
     obsolescence of $630,145 and $494,744 at
     October 31, 1997 and April 30, 1997         512.6          644.2
       Total current assets                    3,237.7        4,981.3

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Office equipment and fixtures                2,092.2        2,055.8
  Leasehold improvements                          64.2           64.2
  Less accumulated depreciation                 (922.5)        (800.7)
   Total property, plant and
     equipment - at cost                       1,233.9        1,319.3

OTHER ASSETS
  Note receivable - officer, net of allowance
     of $889,000                               1,025.2          968.2
  Preferred stock - related party                530.9          530.9
  Licenses and product development, net of
     $38,385 and $31,000 accumulated
     amortization at October 31, 1997
     and April 30, 1997                        1,070.8          421.5
  Other                                           50.0           23.1
     Total other assets                        2,676.9        1,943.7

                                          $    7,148.5   $    8,244.3

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                       October 31, 1997April 30, 1997
                                           (Unaudited)(Audited/Adjusted)

CURRENT LIABILITIES
  Accounts payable                        $    2,409.8   $    2,642.8
  Accrued expenses                               180.8          223.0
     Total current liabilities                 2,590.6        2,865.8

  Notes Payable                                  800.0              -
     Total liabilities                         3,390.6        2,865.8

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 1,684,160 and 881,763
     shares issued at October 31, 1997 and
     April 30, 1997, respectively                 16.8            8.8
  Preferred stock, $.01 par value, 100,000,000
     shares authorized, 1,453,351 and 2,438,056
     shares issued and outstanding at
     October 31, 1997 and April 30, 1997
     respectively                                 14.5           24.4
  Additional paid-in capital                  38,941.9       38,737.1
  Accumulated deficit                        (32,376.6)     (30,597.5)
  Less: treasury stock, at cost, 29,245 and
   28,745 shares at October 31, 1997 and
   April 30, 1997                             (2,756.7)      (2,715.7)
  Dividends                                       (1.0)           -
  Notes receivable related to purchase of
     common stock                                (81.0)         (78.6)
       Total stockholders' equity              3,757.9        5,378.5

                                          $    7,148.5   $    8,244.3


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                    Three Months Ended
                                          October 31,

                                   1997              1996

REVENUE                        $      26.4        $   196.6

COST OF SALES                        106.5            863.4

  GROSS PROFIT (LOSS)                (80.1)          (666.8)

OPERATING EXPENSES:
  General and administrative         623.7          1,621.7
  Provision for Inventory E&O        135.0            387.0
  Depreciation and
    amortization                      64.4            198.8
                                     823.1          2,207.5

LOSS FROM OPERATIONS                (903.2)        (2,874.3)

OTHER INCOME (EXPENSES):
  Interest expense                     -                -
  Interest income                     39.2            106.4
  Dividend income - affiliate         11.7             11.6
  Gain (Loss)on disposition of
    assets                             2.4            643.9
  Other                                  -           (656.7)
   Total other income(expense)        53.3            105.2

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                        (849.9)        (2,769.1)

DISCONTINUED OPERATIONS:
  Loss on disposal                     -                (.8)

                                       -                (.8)

NET INCOME (LOSS)                   (849.9)        (2,769.9)

DIVIDENDS ON PREFERRED STOCK           3.7             (4.8)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS          $    (846.2)       $ (2,774.7)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing
    operations                 $       (.539)     $    (4.498)
  Loss from discontinued operations    (.000)           (.001)
  Dividends on preferred stock          .002            (.008)

NET INCOME (LOSS) PER COMMON SHARE$    (.537)     $    (4.507)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                1,576,135           615,681

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                     Six Months Ended
                                          October 31,

                                   1997              1996

REVENUE                        $         1,688.4  $   963.6

COST OF SALES                             2,161.7    1,191.8

  GROSS PROFIT (LOSS)                      (473.3)   (228.2)

OPERATING EXPENSES:
  General and administrative              2,877.9    3,904.7
  Provision for Inventory E & O             135.0     387.0
  Depreciation and amortization             191.0     416.7
                                          3,203.9    4,708.4

LOSS FROM OPERATIONS                    (3,677.2)   (4,936.6)

OTHER INCOME (EXPENSES):
  Interest expense                          (43.1)     (3.1)
  Interest income                            94.8     216.9
  Dividend income - affiliate                23.3      23.3
  Gain (Loss) on disposition of assets        3.4    (656.7)
  Other                                         -          -
     Total other income (expense)            78.4    (419.6)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             (3,598.8) (5,356.2)

DISCONTINUED OPERATIONS:
  Loss on disposal                     (.4)           (413.9)

                                       (.4)           (413.9)

NET INCOME (LOSS)                    (3,599.2)      (5,770.1)

DIVIDENDS ON PREFERRED STOCK           (1.0)             (78.0)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS          $       (3,600.2)  $     (5,848.1)

INCOME (LOSS) PER SHARE:
  Income (loss) from
    continuing operations      $       (2.707)    $      (9.108)
  Loss from discontinued
    operations                          (.000)            (.704)
  Dividends on preferred stock          (.001)            (.133)

NET INCOME (LOSS) PER COMMON SHARE $   (2.708)    $       (9.945)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                     1,329,300       588,060

See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                               Six Months Ended
                                                 October 31,
                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                     $   (3,599.1)     $(5,769.5)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                200.2        405.7
  (Gain) loss on disposal of assets            14.5         656.7
  Write-off (provision) uncollectible
   accounts receivable                             -            (6.1)
  Non Cash transaction for securities            100.0             -
  Provision for inventory obsolescence           135.4         387.0
  Write-Down of License Agreement                453.3             -
  Change in assets and liabilities
       Accounts and accrued  receivables         154.2        (127.6)
       Prepaid expenses                           73.2          80.8
        Inventories                               185.6        (182.2)
Accounts payable and accrued expenses            320.8         179.1
   Net cash used by operating activities      (1,961.9)      (4,376.1)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (42.6)     (1,491.9)
  Purchases of marketable securities               -        (1,230.1)
  Proceeds from sale of
    property and equipment                         8.2        1,731.4
  Disposition of assets of discontinued
    operations                                     -               -
  Loan to Director of Company                    (59.4)     (1,000.0)
  Deposits                                         9.2             -
  Licenses and product development              (688.6)       (294.7)
     Net cash used by investing activities      (773.2)     (2,285.3)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                             5.0       2,319.6
  Sale of preferred stock                          -          1,947.5
  Proceeds from notes payable                    800.0             -
  Dividends on preferred stock                    (1.0)        (78.0)
  Purchase of Treasury Stock                     (41.0)            -
          Net cash provided by
                   financing activities          763.0       4,189.1

NET INCREASE (DECREASE) IN CASH               (1,972.1)     (2,472.3)

CASH AT BEGINNING OF PERIOD                    4,113.4       9,870.6

CASH AT END OF PERIOD                      $   2,141.3   $   7,398.3

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $      71.2   $       6.1

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                Six Months Ended
                                                  October 31,
                                                1997        1996

During the quarter ended October 31, 1996,
the Company                                                   (643.9)
recognized a loss on the August 1996 disposal of the
remaining investment in Firecrest.

During the period under review, Meteor
Technology, plc expensed the UK, Ireland
Distribution Rights to DigiPhone.               (453.5)

During the period under review, Meteor
Technology issued shares in settlement
for rent obligations for property previously
occupied by Telecredit Telekommunications GmbH  (318.4)

During the period under review, Camelot issued
 shares for commission expense related to the
 $800,000 funding                               (100.0)

During the quarter ended October 31, 1997, the Company's preferred stock was converted to common stock as follows:

  2,330,000 Series I preferred for 701,819 shares of restricted common

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

In  the  opinion of management, all adjustments (consisting of  normal recurring  adjustments) considered necessary for a  fair  presentation
have  been  included.   These statements should be read in conjunction
with  the  audited financial statements and notes thereto included  in the  Registrant's annual Form 10-K filing for the year ended April 30,
1997  and  Form  8-K  issued  May  20,  1997,  along  with  subsequent
amendments.    On  May 20, 1997 Camelot announced an acceptance  to  a
stock  subscription for 53,811,780 restricted Preferred Shares, Series
J  by  Adina,  Inc., a Delaware public company.  Adina  paid  for  the subscription  with the transfer of 6,029,921 restricted common  shares of Alexander Mark Investments (USA), Inc. ("AMI"), representing 80% of
the  outstanding  share  capital of  AMI.   AMI  owns  57%  of  Meteor
Technology  plc  a  public  U.K.  Company  which  has  two   operating
subsidiaries, DigiPhone International Ltd. and Meteor Payphones,  Ltd.
35,688,560  of  the  Preferred  Shares are  issued  upon  closing  and
18,123,220 of the Preferred Shares are issued upon the issuance of new common  shares of the Registrant on a one for one basis. The Preferred
Shares  are non-convertible, non-yielding, have a preference over  the common shares but subordinate to the outstanding Preferred Shares  and
have  one  vote  per  share  voting  with  the  common  shares.    The
Registrant's  April 30, 1997 financial statements have  been  restated
and  adjusted to reflect the consolidation as a result of the May 1997 transactions.
The restated accounts are as follows:


Camelot Corporation Consolidated
Balance Sheet
(in Thousands )

                        Original  Restated
                       30-Apr-97 30-Apr-97  Adjustments

ASSETS
    Current Assets:
    Cash                $3,030.0    $3,667.2    $ 637.2     (1)
    Accounts & Notes
     Receivable            162.6       493.2      331.2     (2)

    Inventory              530.9      644.2     113.3       (3)
     Total Current
       Assets            3,899.6    4,981.3   1,081.7

    Property and
    Equipment:
     Net
    Equipment               928.8    1,319.3     390.5     (4)

     Total
    Assets               $6,772.1   $8,244.3  $1,472.2

LIABILITIES &
STOCKHOLDER' S
EQUITY

   Current Liabilities:

   Accounts &
    notes payable        $ 693.6   $ 2,865.8 $  2,172.2 (5)

  Total
   Liabilities             693.6    2,865.8  2,172.20

   Stockholder's
   Equity:
   Additional
    Paid-in              34,021.4   38,737.1   4,715.7 (6)
   Capital
   Treasury
    Stock                (2,714.6)  (2,715.7)     (1.1)  (7)
   Retained
   Earnings              (25,261.5) (30,676.1) (5,414.6) (8)

                         $ 6,772.1   $ 8,244.3  $ 1,472.2


Camelot Corporation
Consolidated Statement of Operations
(in Thousands except EPS)

                        Original   Restated
                       30-Apr-97   30-Apr-97 Adjustments

REVENUES

   Sales
                          1,887.6    4,132.2   2,244.6

     Cost
       of                 1,559.2    4,321.7   2,762.5
    Sales

    Gross
   Profit                   328.4    (189.5)   (517.9) (9)

   Operating
   Expenses:
   Administrative         9,122.8   11,478.8   2,356.0
   Expenses
    Other
   Expense                 4,202.0    4,234.3      32.3

    Total
   Operating                13,324.8   15,713.1   2,388.3 (10)
   Expenses


   Dividends on
   Preferred                  (95.2)     (95.3)     (0.1)
   Stock

 Net Loss                 (13,091.6) (15,997.9) (2,906.3)

(1)   The increase is due to the cash held on hand by Meteor as of May
  30, 1997.
(2) The increase is due to the inclusion of amounts due from creditors within one year from the Meteor accounts.
(3)  The increase is due to the inventory held by Meteor Payphones
Ltd., a wholly owned subsidiary of Meteor.
(4) The increase is due to the equipment held by Meteor and its subsidiaries.
(5) The increase is due to the inclusion of the amounts due by Meteor to its creditors.
(6) The increase is due to the amount of additional paid-in-capital of Meteor.
(7)  This increase reflects the Camelot common shares held by Meteor.
(8)  This decrease reflects the loss of Meteor.
(9) The loss results because of the elimination of the sale of the PCAMS software from Meteor to Camelot.
(10) The increase in the operating expenses and therefore the net loss results from operating expenses by Meteor.

On December 3, 1997 Camelot announced that it has entered into a conditional agreement to acquire 100% of the issued share capital of DigiPhone International Ltd. the London based company that is the exclusive worldwide distributor of VideoTalk. Following the acquisition  Camelot  will  own 100% of  all  the  rights,  title  and interests to VideoTalk. The agreement is conditional on the shareholders of both Camelot and Meteor approving this transaction. This transaction will have no material impact on the financial statements of Camelot because Digiphone International as a wholly owned subsidiary of Meteor is consolidated into the Camelot financial statement presentation. The consideration paid by Camelot being the cancellation by Meteor of its 500,000 pound 1997-2007 loan stock owed to Camelot is not apparent in the financial statements as that entry would eliminate upon consolidation of the Camelot accounts.

New Accounting Standard in February 1997: the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS 128 is not permitted. The Company's adoption of the provisions of SFAS 128 will result in the dual presentation of basic and diluted earnings per share on the Company's statement of operations.

The Company believes that the Year 2000 issue (the cost of making its internal systems Year 2000 compliant as well as the cost to the Company of making its clients' systems Year 2000 compliant where it is obligated to do so) will not have a material adverse effect on its results of operations.

Forward Looking Statements: All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding the Company's business activities. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of contract signings, and industry growth rates and the Company's performance relative thereto. These forward looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the technology industry and the impact of such competition on pricing, revenues and margins; the market acceptance of new product or service offerings that offer higher margins than traditional product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future contracts, the degree to which the Company can improve productivity; general economic conditions; the degree to which business entities continue to upgrade technology and business processes; the cost of attracting and retaining highly skilled personnel. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

The consolidated financial statements include the accounts of the Company, all majority owned subsidiaries and the majority owned company, Alexander Mark Investments (USA), Inc. ("Alexander Mark"). Alexander Mark is the majority owner of Meteor Technology, plc ("Meteor"). The April 30, 1997 adjusted balance sheet consolidates numbers from the April 30, 1997 Audited Financial Statements of the Company, the April 30, 1997 Audited Financial Statements of Alexander Mark and the May 31, 1997 adjusted Audited Financial Statements of Meteor and its subsidiaries. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. Accumulated deficit increased by $1,779,100 which represents the portion of earning recognized in the first six months that were not shown in the April 30, 1997 balance sheet.The Meteor financial presentation is based on the accounting rules of the United Kingdom. The balance sheet reflects adjustments to present financial statements per US GAAP accounting rules. The adjustments included presenting current assets first on the balance sheet, reclassing creditors payable due within one year to the liability section from the current asset section and combining reserve amount and profit and loss account into retained earnings. The assets and liability amounts were not changed.The accounting rules of the United Kingdom only require financial statements of public companies to be published every six months. Meteor's fiscal year end is May 31 and their last six month Interim Financials were issued for November 30, 1996. The six month results for the period ending October 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.The financial statements include the 20 per cent minority interest in the outstanding voting share capital of Alexander Mark not owned by the Company. Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate for the balance sheet was based on the published exchange rate at October 31, 1997 and April 30, 1997, one pound equals $1.67 and $1.62, respectively. The conversion used for the statement of operations was based on an average exchange rate for the six months ended October 31, 1997 and 1996. This conversion rate was one pound equals $1.65 for period ended May 31, 1997 and $1.53 for period ended May 31, 1996.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of OperationsThe Company's revenue for the quarter ended October 31, 1997 was $26,400 compared with $196,600 in the comparable quarter of 1996. Net loss for the three month period was $849,900 compared with a loss of for the previous year of $2,769,900. The Company has reduced its administrative expenses in cost saving effort. These results are due to the restructuring by Meteor of the newly acquired payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk. Further, a write down of $453,500 was made by
Meteor of the Digiphone UK distribution rights to comply with UK accounting requirements.
VideoTalk  is  a  complete hardware and software  system  which,  when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks. It uses a PCI plug-and-play add-in card that provides high quality audio and video while achieving extremely low processor load. VideoTalk does not require a soundcard or a video capture card, and allows communication over the Internet with only a 28.8 Kbps modem. The unit includes the VideoTalk card, a color video camera, a special version of the Proficia telephony handset, and both the VideoTalk and Digiphone 2.0 software. The consolidated balance sheets for the period show stockholders' equity of $3,757,900 compared with $5,378,500 for the financial year ended April 30, 1997. Total assets were $7,148,500 compared with $8,244,300 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss as noted above.
Subsequent to the period, the Company announced that it has entered into a conditional agreement to acquire 100% of the issued share capital of DigiPhone International Ltd. ("DI"), the London based company that is the exclusive worldwide distributor of VideoTalk. Following this acquisition Camelot will own 100% of all the rights, title and interests to VideoTalk through its wholly owned subsidiaries Third Planet Publishing, Inc. (which owns the technology rights to VideoTalk) and DI (which owns the marketing rights to VideoTalk).

The  consideration  will be $828,250 payable by  the  cancellation  of outstanding loan stock owed to Camelot by the seller, Meteor Technology plc ("Meteor"). Meteor is 57% owned by Alexander Mark Investments (USA), Inc. which is in turn 80% owned by Camelot. The agreement is conditional on the shareholders of both Camelot and Meteor approving this transaction.

Management believes that this Form 10-Q accurately reflects the current status of the Company after taking into account the May 1997 transactions and the December transaction, including a restatement of
the  April  30,  1997  audited  financial  statements.   The  December
transaction has no material impact on the financial presentation as the Digiphone International financial impact and the cancellation of the loan stock is already accounted for due to the consolidation and restatement.
Management continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software and hardware products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from these hardware and software products. As previously announced, the Company has commenced negotiations with major Original Equipment Manufacturers to license its technology.
Liquidity and Capital ResourcesNet cash used by operating activities for the six months ended October 31, 1997 was $1,961,900 compared with $4,376,100 in 1996. Net cash used by investing activities was $773,200 compared with $2,285,300 in 1996. Net cash provided by financing activities was $763,000 compared with net cash provided of $4,189,100 in 1996. The Company issued convertible debentures during the period and accepted a convertible preferred shares subscription. These debentures and preferred shares are convertible into common shares. Due to the Company's inability to complete a Form S-3 filing, the subscriber has requested that the subscription be issued pursuant to a Regulation S exemption. Prior to the Company agreeing the subscriber must provide appropriate representations to the Company. Management believes the subscriber will be able to comply and will take the appropriate action upon receipt of such representations.
Cash and securities of $2,141,300 compares with $3,675,500 at April 30, 1997. The Securities available for sale were reclassified due to the acquisitions in May of 1997.The Company's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that its Internet products and its payphone operations will generate its principal revenues and cash flow for the Company during the next twelve months. Management believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. However, Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business. The Company continually reviews funding options which could materially increase the Company's liquidity.
PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          - None-

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

             (10)                               1991  Incentive  Stock
Option Plan:   Incorporated by reference to
                                             proxy statement for 1991.

       (b)  Reports on Form 8-K:                    Form 8-K dated May 20,
          1997
                                            with amendments.




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

                                        CAMELOT CORPORATION
                                             (Registrant)



                                        By:  /s/ Daniel Wettreich
                                                DANIEL      WETTREICH,
President

                                        By:  /s/ Robert Gregory
                                                 ROBERT GREGORY, Chief
Financial Officer and                      Principal Financial Officer

Date:     December 9, 1997