Form 10-Q
period 1998-01-31
CAMELOT CORP
filed 1998-03-16
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 1998	Commission File No. 0-8299


				CAMELOT   CORPORATION
(Exact Name of Registrant as Specified in its Charter)


		Colorado							84-0691531
	(State of other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)


2415 Midway Road, Suite 121 Carrollton,   Texas          75006
		(Address of principal executive office)			(Zip Code)

17770 Preston Road, Dalls, Texas  75252
(Former address of principal executive office)

Registrant's telephone number, including area code:	(972) 733-3005

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	    X		No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

	Shares outstanding at
		Class				January 31, 1998

Common stock, $0.01 par value				2,033,366

CAMELOT CORPORATION AND SUBSIDIARIES

I N D E X


			Page No.

Part I	FINANCIAL INFORMATION (UNAUDITED):

	Item 1.	Consolidated Balance Sheets                            	3

		Consolidated Statements of	Operations	                         5

		Consolidated Statements of Cash Flows	                         7

		Notes to Consolidated
		Financial Statements	                                          9

	Items 2.	Management's Discussion
		and Analysis of Financial
		Condition and Results of
		Operations                                                   	12

Part II	OTHER INFORMATION	                                      15

CAMELOT CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

                                      	January 31, 1998   	April 30, 1997
	                                         (Unaudited)    (Audited/Adjusted)

CURRENT ASSETS
	Cash and cash equivalents               	$	1,756.0	          $	3,667.2
	Securities available for sale              		222.0	               	8.3
	Accounts receivable, net of allowance for
		doubtful accounts of $19,947 and $19,947
		at January 31, 1998 and April 30, 1997		    600.4		             493.8
	Prepaid expenses	                            	43.0	             	167.8
	Inventories, net of allowance for
		obsolescence of $630,145 and $494,744 at
		January 31, 1998 and April 30, 1997	       	473.4             		644.2
			Total current assets		                   3,094.8           		4,981.3

PROPERTY, PLANT AND EQUIPMENT - AT COST
	Office equipment and fixtures             		2,094.7	          	2,055.8
	Leasehold improvements	                       	64.2		             64.2
	Less accumulated depreciation	              	(993.4)	          	(800.7)
	Total property, plant and equipment-at cost	 1,165.5	         	1,319.3

OTHER ASSETS
	Note receivable - officer, net of allowance
	   of $889,000                             		1,025.2		           968.2
	Preferred stock - related party	              	530.9	           	530.9
	Licenses and product development, net of
		$128,000 and $31,000 accumulated amortization
		at January 31, 1998 and April 30, 1997	       980.0		           421.5
	Other	                                         	43.7	            	23.1
		Total other assets		                        2,579.8          		1,943.7

                                         			$	6,840.1	         $	8,244.3

CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(In Thousands)

                                      	January 31, 1998	April 30, 1997
	                                         (Unaudited) (Audited/Adjusted)

CURRENT LIABILITIES
	Accounts payable                          	$	2,324.5	    $	2,642.8
	Accrued expenses		                             112.7		       223.0
		Total current liabilities		                 2,437.2		     2,865.8

	Notes Payable	                                	800.0	           -
		Total liabilities		                         3,237.2	     	2,865.8

STOCKHOLDERS' EQUITY
	Common stock, $.01 par value, 50,000,000
		shares authorized, 2,033,366 and 881,763
		shares issued at January 31, 1998 and
		April 30, 1997, respectively		                  20.3		        8.8
	Preferred stock, $.01 par value, 100,000,000
		shares authorized, 1,345,295 and 2,438,056
		shares issued and outstanding at
		January 31, 1998 and April 30, 1997
     respectively	                               	13.5	       	24.4
	Additional paid-in capital		                 39,591.5	   	38,737.1
	Accumulated deficit		                       (33,178.9)	 	(30,597.5)
	Less: treasury stock, at cost, 29,245
    and 28,745 shares at January 31, 1998
    and April 30, 1997	                      	(2,756.7)	  	(2,715.7)
	Dividends                                      		(5.8)	       	-
	Notes receivable related to purchase of
		common stock                                 		(81.0)	     	(78.6)
			Total stockholders' equity		                3,602.9		     5,378.5

                                          			$	6,840.1	    $	8,244.3


See accompanying notes to these consolidated financial statements.

CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

                                         Three Months Ended
                                              January 31,
                                        1998      1997

REVENUE                                 $ 22.5    479.4
COST OF SALES		                            32.6		358.0

	GROSS PROFIT (LOSS)		                    (10.1)		121.4

OPERATING EXPENSES:
	General and administrative		             752.1		1,786.7
	Provision for Inventory E & O
                                               -		 -
	Depreciation and amortization           	151.0		204.3
                                      				903.1		1,991.0

LOSS FROM OPERATIONS		                   (913.2)	(1,869.6)

OTHER INCOME (EXPENSES):
	Interest expense	                          	.6		(10.3)
	Interest income	                          	4.6  		88.7
	Dividend income - affiliate	             	11.7	  	11.6
	Gain (Loss) on disposition of
    assets		                               -		     (3.6)
	Other		                                  - 	  (2,099.2)
		Total other income (expense)           	16.9		2,012.8

INCOME (LOSS) FROM CONTINUING
	OPERATIONS	                          	(896.3)		(3,882.4)

DISCONTINUED OPERATIONS:
	Loss on disposal		                     (14.0)		(289.5)
                                    				(14.0)		(289.5)

NET INCOME (LOSS)		                    (910.3)		(4,171.9)

DIVIDENDS ON PREFERRED STOCK	             	-		     (12.4)

NET INCOME (LOSS) ATTRIBUTABLE TO
	COMMON STOCKHOLDERS	                $	(910.3)	$ (4,184.3)

INCOME (LOSS) PER SHARE:
	Income (loss) from continuing
    operations	                      $   (.569)	$   (6.306)
	Loss from discontinued operations       (.009)      (.470)
	Dividends on preferred stock               		-		    (.020)

NET INCOME (LOSS) PER COMMON SHARE  	$  (.578)   	$   (6.796)

WEIGHTED AVERAGE OF COMMON
	STOCK OUTSTANDING		                 1,576,135		      615,681


See accompanying notes to these consolidated financial statements. CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

                                       	Nine Months Ended
                                         		January 31,
                                     	1998	           1997

REVENUE                     	  	$    1,710.9	     $	1,443.0

COST OF SALES		                      2,194.3	       1,549.8

	GROSS PROFIT (LOSS)		                (483.4)	       (106.8)

OPERATING EXPENSES:
	General and administrative          3,630.0       5,691.4
	Provision for Inventory E & O       		135.0       		387.0
	Depreciation and amortization	       	342.0	       	621.0
				                                 4,107.0	      6,699.4

LOSS FROM OPERATIONS		              (4,590.4)	    (6,806.2)

OTHER INCOME (EXPENSES):
	Interest expense		                   (42.5)	    	   (13.4)
	Interest income		                     99.4          305.6
	Dividend income - affiliate		         35.0           34.9
	Gain (Loss) on disposition of assets	  3.4		       (660.3)
	Other	     	                            -	       (2,099.2)
		Total other income (expense)          5.3	     	(2,432.4)

INCOME (LOSS) FROM CONTINUING
	OPERATIONS		                      (4,495.1)      (9,238.6)

DISCONTINUED OPERATIONS:
	Loss on disposal	                 	 (14.4)        (703.4)
                           			     	 (14.4)	       (703.4)
NET INCOME (LOSS)		               (4,509.5)	     (9,942.0)

DIVIDENDS ON PREFERRED STOCK		        (1.0)         (90.4)

NET INCOME (LOSS) ATTRIBUTABLE TO
	COMMON STOCKHOLDERS	        $     (4,510.5)	$  (10,032.4)

INCOME (LOSS) PER SHARE:
	Income (loss) from continuing
   operations                      $ (2.255)	$      (10.474)
	Loss from discontinued operations	   (.007)	          (.797)
	Dividends on preferred stock	          	-	          (.102)

NET INCOME (LOSS) PER COMMON SHARE	$  (2,262)	$    (11,373)

WEIGHTED AVERAGE OF COMMON
	STOCK OUTSTANDING	    	            1,993,950	      882,090


See accompanying notes to these consolidated financial statements.


CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

                                                   	Nine Months Ended
                                                      		January 31,
                                               	1998	              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)                          	$	(4,510.5)	    $ (9,942.0)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
	NET CASH FROM OPERATING ACTIVITIES:
	Depreciation and amortization		                   361.9	        	445.1
	(Gain) loss on disposal of assets	                	14.5	        	786.7
	Write-off (provision) uncollectible
    accounts receivable	                            	-		           (6.0)
	Non Cash transaction for securities	              	860.2          		-
	Provision for inventory obsolescence	             	135.4       		387.0
	Write-Down of License Agreement	                  	453.3	     	     -
	Change in assets and liabilities
			Accounts and accrued receivables	                	43.1      		(188.5)
			Prepaid expenses	                               	124.7        		58.7
			Inventories		                                    224.8	        	73.8
	Accounts payable and accrued expenses		            167.4        		37.3
		Net cash used by operating activities		        (2,125.2)   		(8,347.9)

CASH FLOW FROM INVESTING ACTIVITIES:
	Purchases of property and equipment              		(45.1)   		(1,491.4)
	Purchases of marketable securities		               (222)	    	(2,030.1)
	Proceeds from sale of property and
     equipment                                       		8.2	    	1,731.4
	Proceeds from sale of marketable securities	          -		        180.5
	Disposition of assets of discontinued
     operations	                                      	-	        	152.2
	Loan to Director of Company		                       (59.4)	   (1,000.0)
	Deposits		                                           15.5	      	(25.8)
	Licenses and product development		                 (688.6)		    (312.2)
		Net cash used by investing activities	           	(991.4)	  	(2,975.9)

CASH FLOW FROM FINANCING ACTIVITIES:
	Sale of common stock                                		6.0		    3,122.8
	Sale of preferred stock	                               	-	     2,593.7
	Proceeds from notes payable                        		800.0       		-
	Dividends on preferred stock                        		(5.8)	    	(78.0)
	Purchase of Treasury Stock		                         (41.0)       		-
		Net cash provided by financing
      activities	                                    	759.2	    	5,638.5

NET INCREASE (DECREASE) IN CASH		                  (2,357.4)  		(5,685.3)

CASH AT BEGINNING OF PERIOD	                       	4,113.4	    	9,870.6

CASH AT END OF PERIOD	                            $	1,756.0   	$	4,185.3

SUPPLEMENTAL INFORMATION:
	Cash paid for interest                            	$	71.2      	$	6.1


See accompanying notes to these consolidated financial statements.

CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                   		Nine Months Ended
                                                      		January 31,
                                                     	1998	    1997

During the period ended January 31, 1997,
the Company recognized a loss on the August
1996 disposal of the remaining investment
in Firecrest.	                                                (643.9)

During the period under review, Meteor
Technology, plc expensed the UK, Ireland
Distribution Rights to DigiPhone.		                            (453.5)

During the period under review, Meteor
Technology issued shares in settlement for
rent obligations for property previously
occupied by Telecredit Telekommunications GmbH	                (318.4)

During the period under review, Camelot issued
shares for commission expense related to the
$800,000 funding                                              		(100.0)

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1.	Financial Statements and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation
have been included.   These statements should be read in conjunction
with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1997 and Form 8-K issued May 20, 1997, along with subsequent
amendments.   On May 20, 1997 Camelot announced an acceptance to a
stock subscription for 53,811,780 restricted Preferred Shares, Series J by Adina, Inc., a Delaware public company. Adina paid for the subscription with the transfer of 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc. ("AMI"), representing 80% of the outstanding share capital of AMI. At the time of the subscription AMI owned 57% of Meteor Technology plc a public U.K. Company. The Preferred Shares are non-convertible, non-yielding, have a preference over the common shares but subordinate to the outstanding Preferred Shares and have one vote per share voting with the common shares. The Registrant's April 30, 1997 financial statements have been restated and adjusted to reflect the consolidation as a result of the May 1997 transactions.
The restated accounts are as follows:

Camelot Corporation
Consolidated Balance Sheet

(in Thousands)

                          Original     Restated
                         30-Apr-97     30-Apr-97    Adjustments
ASSETS

Current Assets:

Cash                      $3,030.0      $3,667.2       $637.2 (1)

Accounts & Notes
Receivable                   162.6         493.8        331.2 (2)

Inventory                    530.9         644.2        113.3 (3)

Total Current
Assets                     3,899.6        4,981.3      1,081.7

Property and
Equipment:

Net Equipment                928.8        1,319.3       390.5 (4)

Total Assets             $ 6,772.1      $ 8,244.3    $ 1,472.2



LIABILITIES & STOCKHOLDER'S EQUITY

Current
liabilities:

Accounts & notes
payable                    $ 693.6      $ 2,865.8     $ 2172.2 (5)

Total
Liabilities                  693.6        2,865.8       2,172.2

Stockholder's
Equity:

Additional Paid-In Capital  34021.4       38737.1        4715.7 (6)

Treasury
Stock                      (2,714.6)     (2,715.7)         (1.1) (7)

Retained
Earnings                  (25,261.5)     (30,676.1)     (5,414.6)(8)


                            $6,772.1      $8,244.3       $1,472.2

Camelot Corporation
Consolidated Statement of Operations

(in Thousands except EPS)

                        Original    Restated
                       30-Apr-97    30-Apr-97    Adjustments


REVENUES

Sales                    1,887.6      4,132.2       2,244.6
Cost of Sales            1,559.2      4,321.7           2.5

Gross Profit               328.4       (189.5)       (517.9)      (9)

Operating
Expenses:

Administrative Expenses  9,122.8      11,478.8      2,356.0

Other Expense            4,202.0       4,234.3         32.3

Total Operating
 Expenses               13,324.8       15,713.1     2,388.3 (10)

Dividends on
Preferred Stock           (95.2)         (95.3)       (0.1)

Net Loss              (13,091.6)     (15,997.9)    (2,906.3)


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

The Meteor financial presentation is based on the accounting rules of the United Kingdom. The balance sheet reflects adjustments to present financial statements per US GAAP accounting rules. The adjustments included presenting current assets first on the balance sheet, reclassing creditors payable due within one year to the liability section from the current asset section and combining reserve amount and profit and loss account into retained earnings. The assets and liability amounts were not changed.

The accounting rules of the United Kingdom only require financial statements to be published annually. Meteor's fiscal year end is May 31 and their last six month Interim Financials were issued for November 30, 1996. The results for the period ending January 31, 1998 and 1997 include the published results of Meteor.

The financial statements include the 20 per cent minority interest in the outstanding voting share capital of Alexander Mark not owned by the Company.

Meteor's financial statements were converted from British Pounds to US Dollars based on US accounting guidelines. The conversion rate was based on the published exchange rate at January 31, 1998 and April 30, 1997, one pound equals $1.6317 and $1.62, respectively.

ITEM 2.	Management Discussion and Analysis of Financial Condition
and Results of Operations

The Company's revenue for the period ended January 31, 1998 was $1,710,900 compared with $1,443,000 in the comparable period of 1997. Net loss for the nine month period was $4,509,500 compared with a loss for the previous year of $9,942,000. The Company has reduced its administrative expenses in cost saving effort. These results are due to the restructuring by Meteor of the payphone business in the United Kingdom and the continued expenditure by Third Planet on the development of Internet products, primarily VideoTalk. Further, a write down of $453,500 was made by Meteor of the Digiphone UK distribution rights to comply with UK accounting requirements.

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

The consolidated balance sheets for the period show stockholders' equity of $3,602,900 compared with $5,378,500 for the financial year ended April 30, 1997. Total assets were $6,840,100 compared with $8,244,300 for the comparable period. The decrease in stockholders' equity and total assets was due to the operating loss as noted above.

On December 3, 1997, the Company announced that it has entered into a conditional agreement to acquire 100% of the issued share capital of DigiPhone International Ltd. ("DI"), the London based company that is the exclusive worldwide distributor of VideoTalk. Following this acquisition Camelot will own 100% of all the rights, title and interests to VideoTalk through its wholly owned subsidiaries Third Planet Publishing, Inc. (which owns the technology rights to VideoTalk) and DI (which owns the marketing rights to VideoTalk).

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

On February 26, 1998 the Company was delisted from NASDAQ, and is applying for trading on the OTC Bulletin Board.

Liquidity and Capital Resources

Net cash used by operating activities for the Nine Months ended January 31, 1998 was $2,125,200 compared with $8,347,900 in 1997. Net cash used by investing activities was $991,400 compared with $2,285,300 in 1996. Net cash provided by financing activities was $763,000 compared with $2,975,900 in 1997. The Company issued convertible debentures during the period and accepted a convertible preferred shares subscription. The Securities available for sale were reclassified due to the acquisitions in May of 1997.

The Company's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that its Internet products and its payphone operations will generate its principal revenues and cash flow for the Company during the next twelve months. Management believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. However, Management believes that additional cash resources may be needed if the anticipated level of revenues are not achieved, or are not achieved timely. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business. The Company continually reviews funding options which could materially increase the Company's liquidity.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

	- None-

Item 5.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:
		3(1)	Articles of Incorporation:Incorporated by reference to
			Registration Statement filed	on Form 10, June 23, 1976.

		3(2)	Bylaws:Incorporated by reference as
				immediately above.

	(10)	1991 Incentive Stock Option
Plan:Incorporated by reference to proxy
statement for 1991.

(b)  Reports on Form 8-K:       Form 8-K dated May 20, 1997
			                              with amendments.
                                Form 8-K dated December 12, 1997.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

	CAMELOT CORPORATION
		(Registrant)

	By:	/s/ Daniel Wettreich
		DANIEL WETTREICH,
President and	Principal Financial Officer



Date:	March 16, 1998