Form 10-K/A
period 1997-04-30
CAMELOT CORP
filed 1998-03-17
CIK 13033

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

	The Company's activities are conducted through subsidiaries. Third Planet Publishing, Inc., ("Third Planet") (established in January 1995) is a research and development company developing leading edge technology in both hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. ("mrcdrom.com"), (established in March 1997) is a Internet catalog
retailer of software.   Camelot Internet Access Services, Inc.
("CIAS"), (established in June 1996) is a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI")
(80% acquired in May 1997) is a U.S. public holding company whose 57% owned subsidiary, Meteor Technology plc ("Meteor") is a U.K. public company. Meteor's two primary subsidiaries are DigiPhone International Ltd which is the worldwide distributor of all the products of Third Planet, and Meteor Payphones Ltd an operator of approximately 2,000 payphones.

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

	In May 1996, Third Planet announced a development program for an Internet telephony handset specifically designed to enable superior voice communications over the Internet. Proficia? is an audio handset which connects to a multimedia PC, eliminating the need for a headset, microphone or speakers. It provides quality sound for Internet telephony, computer telephony and multi-media applications, and is available for licensing.

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

	In June 1997, a successful demonstration of all the three new products was held in Atlanta at COMDEX/Spring 97. These products were enthusiastically received with VideoTalk being featured on COMDEX TV as a show highlight.

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

Camelot Internet Access Services, Inc.


	An Internet services provider formed in January 1996, this subsidiary's principle activities are the provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would otherwise be unable to access the Internet. Due to the intense competition experienced by the Internet access industry, Registrant has no plans to expand the current limited activities of this company.


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

	In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the United
Kingdom and Ireland in consideration for $1,950,575 payable by shares equal to approximately 10% of Firecrest. In March 1996 all relations with Firecrest were terminated and Registrant sold all its shares in Firecrest in market transactions. Subsequently, Firecrest sold its DigiPhone rights to Meteor. In July 1996, Registrant sold the
European rights to distribute DigiPhone to DigiPhone Europe Ltd which became a subsidiary of Meteor. The consideration was 5,000,000 British pounds of loan stock which was subsequently converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights to Meteor for 1,000,000 British pounds of loan stock which subsequently was converted into Meteor shares. In May 1997, DigiPhone International a Meteor subsidiary became the exclusive marketing company for all Third Planet products on a worldwide basis.

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

	A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:


1997
1996199519941993

Net sales
$1,887,617  $  3,002,049$  1,184,469$    -$     -
Income (loss) from
   continuing
operations
(12,996,369)(4,314,788)(2,335,977)(1,567,312)(256,320)
Income (loss) from
   discontinued
operations

-   (250,925)(1,182,927)(402,981)(435,772)
Income (loss) per
share from
   continuing
operations

(20.45)(12.54)(9.17)(8.30)(3.79)
Total assets
6,772,076  16,701,863 2,098,974 3,309,132 3,337,494
Long-term debt
-               -          -        -       633,528


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



Specifically, depreciation and amortization increased to the establishment and subsequent closure of the Mr. CD-ROM Stores and the related equipment and inventory. The Loss on disposal of assets as $191,918 in 1996 compared with $509,292 in 1997. This increased loss was related to the closing of the stores, the Loss on sale of available for sale securities was $269,914 in 1997 compared to $0 in 1996. In 1997 a Note receivable allowance of $889,000 was included which was $0 in 1996. This related to a loan to the CEO of the Company secured by stock of the Company which had declined in value between the date of the granting of the loan and the fiscal year end. Management does not believe there is a decreased likelihood of repayment of the loan. The overall Net Cash used in operating activities was $6,740,073 in 1996 compared with $5,555,018 this fiscal period. Net cash used in investing activities was $4,587,734 in 1997 versus $1,889,146 in 1996. The primary reason for the increase was a $2,457,003 investment in Meteor and a $1,814,000 issuance of a note receivable to the CEO. Net cash decreased in 1997 by $6,840,600 and increased in 1996 by $9,721,070.
The difference resulting primarily from the additional funds raised in private offerings during 1996.



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

During the year, substantial financial (approximately $2,375,000 compared to $1,319,000, and $163,000 for the years ended April 30, 1996, and 1995 respectively) and managerial resources were expended in the continuing research and development of Internet video conferencing and Internet telephony, and Management believes that significant progress was made in this regard. Through its affiliated company, DigiPhone International, Registrant has made available for licensing Third Planet's three new products which products are to being offered to the major PC manufacturers.

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

	During the April 1996 period, the Company announced the acquisition of e-Phone, formerly known as NetPhone, the only Macintosh compatible computer software that enables voice communication over the Internet. The purchase price was $593,000 payable $350,000 in Camelot restricted common shares valued at $207.50 per share and the balance in cash. In addition, New Paradigm will also receive for a five year period $1 per unit and 10% of OEM revenue derived from the software. The technology of e-Phone was incorporated by Third Planet into a Macintosh compatible version of DigiPhone called DigiPhone For
Mac. The cost of acquisition was written off in the 1997 financial period.

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

	In July, 1996, after the financial year end, the Company concluded an agreement with DigiPhone Europe, Ltd., whereby it appointed DigiPhone Europe, Ltd. as exclusive distributor for DigiPhone and DigiPhone Deluxe in Europe, excluding the United Kingdom and Ireland. The consideration for the rights was 5,000,000 British pounds 6% loan stock (approximately $7,500,000). DigiPhone Europe, Ltd. is a London, England based European software marketing company which merged with Telecom Credit Europe, PLC ("TCE"), a public company listed on the Alternative Investment Market of the London Stock Exchange. Following the merger, Camelot owns approximately 16% of TCE. The majority stockholder of TCE, Danny Wettreich, is also Chairman and Chief
Executive Officer of Camelot. Mr. Wettreich did not participate in any Directors' vote in relation to this transaction.

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


Camelot Internet Access Services, Inc. ("Camelot Internet"), was officially launched in June 1996 at which time its nationwide services commenced. Camelot Internet is offered as part of Camelot's DigiPhone Deluxe software package.

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

	Subsequent to the period under review, the Company announced that it has applied for a patent for VideoTalk, a video and audio communications system for the Internet. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video and audio conferencing over the Internet.
It will provide significant advantages to users as VideoTalk does not require a soundcard or a video capture card. VideoTalk will come with a new version of DigiPhone 2.0 which will include the recently announced Multi-Protocol Framework allowing voice communication with other Internet telephony software. VideoTalk's features are designed to incorporate new leading edge audio and video compression technology to enable connections over devices such as 28.8 kbps modems.
VideoTalk is designed with an expansion peripheral interface that enables attachments to be added to the VideoTalk unit. Third Planet will provide API specifications so that other developers can take advantage of the features and processing power of VideoTalk in their applications.

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

Mr. Wettreich will devote such time as is necessary to the operations of the Company.

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


SUMMARY COMPENSATION TABLE



Annual Compensation







	Name and
Principal
	Position



Year



Salary



Bonus


	Other Annual
	Compensation

Daniel
Wettreich
Chairman and
CEO (1)

1995
1996
1997

-
$208,333
$250,000

-
-
-

-
-
-
Jeanette P.
Fitzgerald
Vice
President,
General
Counsel and
Secretary (1)
1995
1996
1997
-
N/A
N/A
-
-
-
-
-
-

SUMMARY COMPENSATION TABLE


	Long-Term
Compensation




	Awards

Payouts



	Name and
Principal
	Position

Restricted
Stock
Award(s)


Options/
SARs


LTIP
Payouts


All Other
Compensation

Daniel
Wettreich
Chairman
and CEO (1)

-
-
-

25,000
25,000
175,000

-
-
-

$       (1)
$       (1)
$       (1)
Jeanette P.
Fitzgerald
Vice
President,
General
Counsel and
Secretary
(1)
-
-
-
43,750
N/A
875
-
-
-
$       (1)
$       (1)
$       (1)



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

	On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of 2,000,000 British pounds of loan stock owed to the Company by Meteor and 500,000 British pounds by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr. Wettreich and Ms. Fitzgerald who are directors of both companies did not participate in any directors votes in relation to this transaction.

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

	On May 30, 1997, the Company subscribed for 500,000 British pounds 1997-2007
 10% unsecured redeemable loan stock of Meteor by paying cash.   Mr.
Wettreich and Ms. Fitzgerald who are directors of both companies did not participate in any directors votes in relation to this transaction.

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
		Report filed May 20, 1997 reporting Item 2 and 7 with
amendments.


	EXHIBIT 22(a)
	SUBSIDIARIES
	AS OF JULY 5, 1997



Third Planet Publishing, Inc.	100%
Mr. CD-ROM Stores, Inc.	100%
Camelot Distributing, Inc.	100%
Kids University, Inc.	100%
Maxmedia Distributing, Inc.	100%
Camelot Internet Access Services, Inc.	100%
Camelot Business Investigations, Inc.	100%
Camelot Energy, Inc.	100%
Software @ Cost + 10%, Inc.	100%
mrcdrom.com, inc.	100%
Alexander Mark Investments (USA), Inc.	80%
Atlantic Media, Inc.	100%
Camelot Creative Design, Inc.	100

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




Lane, Gorman and Trubitt, LLP

Dallas, Texas
July 7, 1997












F-1


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

See accompanying notes to consolidated financial statements








CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended April 30,


                                	        1997   	         1996       	1995

REVENUES	                              $  1,887,617	 $  3,002,049 	$1,184,469


COSTS  AND EXPENSES
  Cost of sales	                        1,559,189	       645,127	    905,330
  General and administrative	           7,164,354     	6,233,501  	2,511,108
  Provision for inventory
    obsolescence                         	495,942	       198,000       	-
  Depreciation and amortization	        1,462,459	       354,419     116,186

  Total costs and expenses	            10,681,944	    7,431,047	   3,532,624

LOSS FROM OPERATIONS   	             (8,794,327)	   (4,428,998)    (2,348,155)

OTHER INCOME (EXPENSE)
  Interest and miscellaneous	              426,490	    152,278	     1,370
  Dividend income - related party	           46,657    	46,657	    46,657
  Loss on disposition of assets          	(509,292)  	(126,931)      	-
  Loss on investment in affiliate	      (2,693,087)     	-          	 -
  Note receivable allowance            	 (889,000)      	-           	-
  Realized loss on sale of
      marketable securities	             (583,810)       	-         	-
  Unrealized gain on marketable
      securities	                         -           	53,821        	-
  Interest expense - related party	       -   	       (11,615) 	   (35,849)

	Total other income (expense)	       (4,202,042)	    114,210	       12,178


LOSS FROM CONTINUING OPERATIONS      	(12,996,369)	(4,314,788)	(2,335,977)

DISCONTINUED OPERATIONS
  Loss from operations                  	-           	-        	(622,350)
  Loss on disposals	                    -   	     (250,925)	    (560,577)

  Loss from discontinued
      operations	                        -	     (250,925)	  (1,182,927)

	NET LOSS                          	(12,996,369)	(4,565,713)	(3,518,904)

DIVIDENDS ON PREFERRED STOCK	      ( 95,234)	     (575,414)	     (19,200)

NET LOSS ATTRIBUTABLE TO
    COMMON STOCKHOLDERS	          $(13,091,603)	$ (5,141,127)	$ (3,538,104)

LOSS PER SHARE:
  LOSS FROM CONTINUING OPERATIONS	   (20.45)       	(12.54)      	(9.17)
  LOSS FROM DISCONTINUED OPERATIONS	   (.00)        	(.73)       	(4.64)
  DIVIDENDS ON PREFERRED STOCK	       (.15)	         (1.67)	       (.08)
  NET LOSS PER  COMMON SHARE	$        (20.60)	$      (14.94)	$     (13.89)

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK AND COMMON STOCK
   EQUIVALENT SHARES OUTSTANDING	   635,467	        344,119 	      254,651

See accompanying notes to consolidated financial statements


CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Period from May 1, 1994 through April 30, 1997


           Common Common Stock Preferred   Preferred   Additional Accumulated
         Stock Shares  Amount   Stock Shares Stock Amount Paid in    Deficit
                                                          Capital
Balance at
April 30,
1994      215,790 $    2,158    239,190       $2,392  $   5,882,486 $(4,101,846)

Conversion
of Series C
preferred
stock to
common stock

           250           3    (50,000)        (500)          497           -

Preferred
stock cash
dividends
related
party


          -           -       -                -          (19,200)         -

Payment of
common stock
subscribed
at April 30,
1994
        3,145        31      -                 -            (31)           -

Sale of
common stock
for cash

       63,084        631      -                 -        1,623,216         -
Purchase of
Maxmedia
Distributing,
Inc.

        5,125         51     -                  -          143,449         -
Compensation
for services
        3,327         33    -                   -          120,480          -
Change in
net
unrealized
losses on
available-
for-sale
securities

         -            -       -                -             -              -
Net loss
         -            -       -                -             -      (3,518,904)
Balance at
April 30,
1995
      290,721   $   2,907   189,190  $1,892         $  7,750,897   $(7,620,750)



See accompanying notes to consolidated financial statements

CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Period from May 1, 1994 through April 30, 1997

                   Unrealized  Treasury   Stock           Total
                   Losses on   Stock    Subscription  Stockholder's
                   Available            Receivable       Equity
                   For Sale                            (Deficit)
                   Securities
Balance at
April 30,
1994           $       -    $ (170,442)$ (206,250)    $ 1,408,498


Conversion
of Series C
preferred
stock to
common stock         -           -           -             -

Preferred
stock cash
dividends
related
party               -            -           -        (19,200)

Payment of
common stock
subscribed
at April 30,
1994                -            -        206,250     206,250

Sale of
common stock
for cash            -            -           -      1,623,847

Purchase of
Maxmedia
Distributing
, Inc.             -             -           -        143,500

Compensation
for services       -             -           -        120,513

Change in
net
unrealized
losses on
available-
for-sale
securities     (51,553)           -          -        (51,553)

Net loss         -               -           -     (3,518,904)

Balance at
April 30,
1995       $  (51,553)  $  (170,442)   $     -   $   (87,049)


See accompanying notes to consolidated financial statements






CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Period from May 1, 1994 through April 30, 1997


               Common  Common Preferred Stock  Preferred  Additional Accumulated
                Stock   Stock    Shares         Stock      Paid in    Deficit
               Shares   Amount                  Amount    Capital

Balance at
April 30,
1995         290,721   $2,907     189,190      $1,892  $7,750,897  $(7,620,750)

Conversion of
preferred
stock to
common stock:
  Series BB   8608       86      (888,000)     (8880)    8794           -
  Series G  56844       569      (5333333)    (53333)   52764           -
  Series H  53709       537      (3525000)    (35250)   34713           -

Sale of
common stock
for cash   54,844      548           -           -    3,281,001        -

Sale of
preferred
stock for
cash        -          -       19,766,666  197,666   18,850,999        -


Common stock
issued for
services   5,079       51          -           -        737,341        -

Common stock
issued to
officers for
note
receivable  1,500       15         -           -         75,141        -

Change in net
unrealized
losses on
available-
for-sale
securities    -          -          -           -           -          -

Retirement of
Series D
preferred
stock        -           -      (66,134)     (661)      (65,473)        -

Common stock
issued to pay
note payable
to related
party     15,000        150        -           -         449,850         -

Purchase of
treasury
stock     -              -         -           -            -            -

Preferred
stock
dividends to:
  Related parties-       -          -           -        (19,200)        -
  Other parties
       -                 -           -          -      (556,214)         -
Net loss
                  -       -          -          -          -       (4,565,713)

Balance at
April 30,
1996         486,305 $4,863     10,143,389  $101,434 $30,600,613  (12,186,463)

 See accompanying notes to consolidated financial statements

CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Period from May 1, 1994 through April 30, 1997


                   Unrealized     Treasury           Stock           Total
                   Losses on       Stock          Subscription   Stockholders'
                   Available                       Receivable        Equity
                   For Sale                                        (Deficit)
                   Securities

Balance at
April 30,
1995               $(51,553)    $(170,442)     $      -            $(87,049)

Conversion
of preferred
stock to
common
stock:
  Series BB            -           -                   -               -
  Series G             -           -                   -               -
  Series H             -           -                   -               -

Sale of
common stock
for cash               -          -                    -          3281549

Sale of
preferred
stock for
cash                   -          -                    -         19048665

Common stock
issued for
services               -          -                    -          737,392

Common stock
issued to
officers for
note
receivable             -          -              (75,156)           -

Change in
net
unrealized
losses on
available-
for-sale
securities         1,005          -               -              1,005


Retirement
of Series D
preferred
stock              -             -                -             (66,134)

Common stock
issued to
pay note
payable to
related
party             -              -                 -             450,000

Purchase of
 treasury
stock            -         (2,544,133)             -          (2,544,133)

Preferred
stock
dividends
to:
  Related parties-              -                  -              (19,200)
  Other parties  -              -                  -            (556,214)

Net loss         -              -                 -           (4,565,713)

Balance at
April 30,
1996     $  (50,548)    $(2,714,575)        $ (75,156)         $15,680,168


 See accompanying notes to consolidated financial statements

CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - Continued
For the Period from May 1, 1994 through April 30, 1997



                 Common   Common  Preferred   Preferred  Additional  Accumulated
                 Stock    Stock     Stock      Stock     Paid in     Deficit
                 Shares  Amount   Shares      Amount     Capital

Balance at
April 30,
1996          486,305 $ 4,863  10,143,389 $ 101,434 $30,600,613  $(12,186,463)

Conversion
of
preferred
stock to
common
stock:
  Series BB    1922      19      (112000)   (1120)     1101          -
  Series H   165920    1659     (9908333)  (99083)    97424          -
  Series I   144688    1447     (1260000)  (12600)    11153          -

Sale of
preferred
stock for
cash          -         -       3,590,000  35,900   3,374,600         -

Common
stock
issued for
services   1,968        20          -        -         (20)           -

Common
stock
issued for
software
acquis-
itions    80,960       810       -            -      31,574           -


Accrued
interest
on stock
subscrip-
tion
receivable   -          -         -            -         -             -

Change in
net
unrealized
losses on
available-
for-sale
securities  -           -          -           -          -             -

Retirement
of Series
F
preferred
stock      -             -     (15,000)     (150)        150             -

Preferred
stock
dividends
to:
  Related
parties -                -       -           -           (19200)         -
  Other
parties -               -        -            -          (76034)         -


Net loss-               -        -            -             -    (12,996,369)


Balance at
April 30,
1997
    881,763   $    8,818   2,438,056   $   24,381 $ 34,021,361   (25,182,832)



See accompanying notes to consolidated financial statements

CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - Continued
For the Period from May 1, 1994 through April 30, 1997



         Cumulative   Unrealized   Treasury       Stock    Total
         Foreign       losses on   Stock     Subscription  Stockholders'
         Currency     Available               Receivable    Equity
         Translation  for sale
         Adjustment  Securities

Balance at
April 30,
1996   $     -      $   (50,548)  $(2,714,575)  $   (75,156) $15,680,168


Conversion
of preferred
stock to
common
stock:
  Series BB -               -          -              -            -
  Series H  -               -          -              -            -
  Series I  -               -          -              -            -

Sale of
preferred
stock for
cash        -                -         -              -        3,410,500

Common stock
issued for
services    -                -         -              -            -

Common stock
issued for
software
acquisitions-                -         -              -         32,384


Accrued
interest on
stock
subscription
receivable-                  -        -           (3,488)       (3,488)

Change in
net
unrealized
losses on
available-
for-sale
securities-         50,548             -             -             50,548

Retirement
of Series F
preferred
stock     -           -                -                 -             -

Preferred
stock
dividends
to:
  Related
parties -             -              -                   -          (19200)
  Other
parties-              -             -                    -          (76034)

Net loss-             -             -                    -      (12,996,369)

Balance at
April 30,
1997 $  -      $    -        $(2,714,575)     $   (78,644)       $6,078,509



See accompanying notes to consolidated financial statements


CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended April 30,

                              	1997            1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss	                 $ (12,996,369)	$ (4,565,713)	$ (3,518,904)
  Adjustments to reconcile
     net loss to net cash
     used in operating activities:
  Non cash transactions for
   services	                     -               	387,391     	120,513
  Accrued interest addition to
     related party note
    receivable	              (60,677)            	-	               -
  Securities received as
    revenue	                (64,000)	           (1,950,575)       	-
  Depreciation and
   amortization	           1,462,459             	354,419	     116,186
  Undistributed loss in
    minority interest in
     subsidiaries	             -  	                  -        	(1,336)
  Loss on disposal of assets	509,292	             191,918      	22,535
  Loss on sale of trading
   securities 	               313,896   	           -	             -
  Loss on sale of available
   for sale securities	        269,914             	-	              -
  Write up of securities to market
     value	                      -             	(53,821)           	-
  Provision for uncollectible
     accounts receivable       8,532	           10,887          	41,500
  Provision for inventory
     obsolescence	          495,942	           198,000              	-
  Note receivable allowance	889,000              	-	                 -
  Loss on investment in
   affiliate	             2,693,087	              -                 	-
  Proceeds from trading
   securities	            1,027,612              	-                  	-
  Loss on disposal of
   discontinued operations  	-	                   -	               560,577
  Change in assets and liabilities,
     net of effect from
     purchase of subsidiaries:
	Accounts receivable       (68,987)	          (212,107)           	797,005
	Prepaid expenses	          47,304   	        (183,449)	           (16,188)
	Inventories	              246,105           	(864,908)	           (23,865)
	Other assets                	-                 	-                 	(5,366)
	Accounts payable and accrued
        expenses         	(277,943)	             88,151	          (300,340)
	Obligations - discontinued
        operations	       (50,185)	           (140,266)	          -
   Net cash used in
    operating activities	(5,555,018)    	    (6,740,073)	      (2,207,683)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and
    equipment	             (636,364)	         (1,087,68)	       (195,589)
  Investment in affiliate	(2,457,003)            	 -            	  -
  Collections received on notes
       receivable            	14,000              	-	             67,028
  Proceeds from sale of
       property and equipment	-                	11,500	           31,500
  Proceeds from available for
       sales securities	    718,143	            93,447              	-
  Proceeds from return of
    deposits	                 -	               14,765             	6,000
  License, trademarks
   and product development	(412,510)	         (608,800)	         (40,000)
  Purchase of subsidiary	      -   	             -              	(25,000)
  Proceeds from sale of
    subsidiary	                -	                -              	184,543
  Issuance of note receivable
      - related party	  (1,814,000)	             -	                 -
  Issuance of note receivable	   -   	       (312,400)	             -
	Net cash provided by (used in)
  investing activities	  (4,587,734)	       (1,889,146)	         28,482

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock         	-	          3,281,549        	1,623,847
  Payments received on common
     stock subscribed           	-	            -               	206,250
  Sale of preferred stock	 3,410,500	         19,048,665           	-
  Sale of subsidiary
    preferred stock	             -           	-                	264,044
  Redemption of preferred stock 	-          	(66,134)             	-
  Deferred offering costs  	(13,114)	           -                 	-
  Dividends paid          	(95,234)	         (575,414)	         (19,200)
  Purchase of treasury stock	    -        	(2,544,133)             	-
  Payments on debt	              -	          (294,200)	        (190,000)
  Proceeds (payment) - notes
     payable - related parties  	-   	     (236,000)	           406,000
  Redemptions of subsidiary
     preferred stock	            -     	   (264,044)	           -
	Net cash provided by financing
        activities	         3,302,152	    18,350,289  	   2,290,941

NET INCREASE (DECREASE)
  IN CASH	                 (6,840,600)	     9,721,070      	111,740

CASH AT BEGINNING OF YEAR  9,870,599	       149,529	          7,789

CASH AT END OF YEAR    	$  3,029,999	$    9,870,599	$     149,529


See accompanying notes to consolidated financial statements

CAMELOT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended April 30,

                           	     1997     	     1996    	     1995
Supplemental information:
  Cash paid for interest	$      -          	$   11,615	 $     38,681

  Cash paid for income taxes	$  -          	$        -	 $         -

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




CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Business Activity and Principles of Consolidation

	The consolidated financial statements include Camelot Corporation and its majority-owned subsidiaries (collectively the
("Company").  The Company is primarily engaged in the retailing, distribution and publishing of computer software.  The Company sells software products through national distributors and through an Internet web page catalog.  During 1997, the Company ceased selling its software products through Mr. CD-ROM and Software @
Cost + 10% retail stores which were located in the Dallas
Metroplex.  The Company is also engaged as an Internet service
provider.   Discontinued operations of certain subsidiaries were
involved in video marketing and distribution, financial services, real estate rentals, and oil and gas exploration and development.
 Significant intercompany accounts and transactions have been eliminated.

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



	CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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


	Store Preopening Costs


CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

Though the Company normally would capitalize store preopening costs and amortize them over twelve months, none of the expenses for the opening of the stores during theses periods were capitalized as these amounts were immaterial to the company. They were expensed as they occurred.


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



CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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




CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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


Cost
Gross
Unrealized
Gains
Gross
Unrealized
Losses
Estimated
Fair Value





1997





Available-
for-sale





Securities





Common stock
$  8,268
$       -
$       -
$    8,268










1996





Available-
for-sale





Securities





Common stock
$996,325
$       -
$   50,548
$  945,777
     Trading
Securities





Common stock

1,287,688
53,820
-
1,341,508






$2,284,013
$   53,820
$   50,548
$2,287,285








F-1

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)

5.	MARKETABLE SECURITIES - Continued

	Sales proceeds and gross related gains and losses on securities are as follows:


       1997
        1996

1995
Cost basis
$  2,329,565
$  134,480
$

 -
Proceeds
1,745,755
93,447
-
Realized
gains
-
-
-
Realized
losses
583,810
41,033
-

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




CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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


CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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




CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


12.	STOCK OPTIONS - Continued

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

	The following schedule summarizes the changes in the Plans:


1997
1996
1995




Options outstanding at
beginning at year
94,600
95,825
94,375
   Granted
185,538
7,194
6,325
   Exercised
-
(  4,637)
-
   Canceled
( 4,750)
(  3,782)
(  4,875)
Options outstanding at
end of year

275,388

   94,600
  95,825




Options exercisable at
end of year
  275,388

   94,600
   95,825




Average price of
options:



   Granted during year
$ 49.348

$98.324
$48.928
   Exercised during year
-
62.208
-
   Canceled during year
52.160
80.140
47.692
   Outstanding at end of
year
12.160
31.828
29.932











CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


12.	STOCK OPTIONS - Continued

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

 1996


1995




Options outstanding at
beginning of year



     Granted
408,800
-
-
     Exercised
-
-
-
     Canceled
      -
    -
   -
Options outstanding at
end of year

408,800
   -
   -




Options exercisable at
end of year

408,800
   -
    -




Average price of
options



     Granted during
year
$  4.00
$   -
$   -
     Exercised during
year
-
-
-
     Canceled during
year
-
-
-
     Outstanding at end
of year
4.00
-
-





Director's Stock Option Plan


     1997
1996
1995




Options outstanding at
beginning of year



     Granted
15,000
-
-
     Exercised
-
-
-
     Canceled
      -
   -
    -
Options outstanding at
end of year
 15,000
   -
    -




Options exercisable at
end of year
 15,000
    -
    -




Average price of
options



     Granted during
year
$  4.00
$   -
$  -
     Exercised during
year
-
-
-
     Canceled during
year
-
-
-
     Outstanding at end
of year
4.00
-
-

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


12.	STOCK OPTIONS - Continued

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

14.	RELATED PARTY TRANSACTIONS

	During fiscal 1997, the Company made a loan to an officer in the amount of $14,000 bearing interest at 6% which has been repaid as of April 30, 1997.

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


14.	RELATED PARTY TRANSACTIONS - Continued

	During fiscal 1997, the Company concluded agreements with Meteor Technology plc ("Meteor"), appointing them as the exclusive international distributor for DigiPhone and DigiPhone Deluxe, excluding the United States of America, Canada, the United Kingdom and Ireland. The consideration for the DigiPhone rights was 6,000,000 British pounds, (approximately $9,312,000) and an additional 1,000,000 British pounds in loan stock was subscribed to, (approximately $1,685,000). During fiscal 1997, the Company acquired the U.S.A. and Canadian rights to PCAMS software, which is a payphone contract and management system software from Meteor.
The consideration for the PCAMS software rights was the cancellation of 2,000,000 British pounds of loan stock (approximately $3,370,000) and the issuance of 80,960 shares of the Company's restricted common shares. The remaining loan stock was converted into ordinary shares of Meteor, with the Company owning approximately 15.2% of Meteor. Because of the significant influence the Company has over Meteor, the Company has accounted for these transactions as an equity investment in Meteor. See footnote 7 discussing the Company's investment in Meteor.

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

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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


Litigation

	During the ordinary course of business, the Company is involved in legal proceedings and regulatory inquiries which management does not expect to have a material effect on the financial position of the Company, the results of operations or the cash flow of the Company.


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

CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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

On May 29, 1997, the Company advanced 500,000 British pounds(approximately $828,250) to Meteor Technology plc
("Meteor") for 10% unsecured loan stock.

In May 1997, the Board of Directors authorized the creation of a series of preferred stock, Series J with 60,000,000 shares authorized. Series J has a par value of $.01 per share, does not pay dividends, are entitled to vote on matters submitted to a vote of the stockholders of the Company, and rank junior to all other series of preferred stock.


CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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

On May 15, 1997, Adina, Inc. accepted the subscription for 42,450,000 restricted common shares of Adina, Inc. by Daniel Wettreich in exchange for 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc.(AMI). AMI owns 57% of the outstanding shares of Meteor. Meteor has two active subsidiaries, DigiPhone International, Ltd. and Meteor Payphones, Ltd.

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

	Results of Operations for Producing Activities


1997
1996
1995






Sales of oil and
gas
$   -
$     -
$  16,964

Production costs
     -
       -

(10,967)

Provision for
depletion
     -
       -


depreciation
     -



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



F-24


CAMELOT CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (continued)


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


$ 422,000
Changes resulting from
sales   of oil and gas
produced,
net of production costs






(17,000)
Net changes in prices and
production costs


-
Revisions of previous
quantity estimates


-
Accretion of discount


-
Net changes in income
taxes


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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended April 30, 1997, 1996 and 1995



Description

Allowance deducted
from assets to which
it applies:

Additions
Accounts
Receivable
s
Year Ended

Balance
at
Beginni
ng of
Period
Charged
to
Costs
and
Expense
s
Charged
to
Other
Account
s


Deducti
ons
Balance
at
End of
Period
April 30,
1997
$
11,415
$
 8,532
-
$

  -
$
19,947






April 30,
1996
36,419
10,887
-
35,891(
a)
11,415






April 30,
1995
365,448
41,500
-
370,529
(a)
36,419






Notes
Receivable
Year Ended











April 30,
1997
$

-
$
889,000
$
     -
$

  -
$
889,000






April 30,
1996
-
-
-
-

    -






April 30,
1995
75,000
7,972
-
82,972(
a)
-






Inventorie
s
Year Ended











April 30,
1997
$
198,000
$
495,942
$
    -
$
199,198

$
494,744






April 30,
1996

    -
198,000
      -
      -
198,000






April 30,
1995

-
-

-

-
-
















 (a)	Uncollected receivables written off, net of recoveries


F-26