Form 10-Q/A
period 1997-10-31
CAMELOT CORP
filed 1998-03-17
CIK 13033

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
   July 31, 1997

                             Common stock, $0.01 par value
		1,515,774

CAMELOT CORPORATION AND SUBSIDIARIES

I N D E X


			Page No.

Part I	FINANCIAL INFORMATION (UNAUDITED):

	Item 1.	Consolidated Balance
		Sheets	3

		Consolidated Statements of
		Operations	5

		Consolidated Statements of
		Cash Flows	6

		Notes to Consolidated
		Financial Statements	8

	Items 2.	Management's Discussion
		and Analysis of Financial
		Condition and Results of
		Operations	9

Part II	OTHER INFORMATION	11

CAMELOT CORPORATION AND SUBSIDIARIES

PART I:  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

	July 31, 1997	April 30, 1997
	                 (Unaudited)(Audited/Adjusted)

CURRENT ASSETS
	Cash and cash equivalents	$	2,370.8	$	3,667.2
	Securities available for sale		8.3		8.3
	Accounts receivable, net of allowance for
		doubtful accounts of $19,947 and $19,947
		at July 31, 1997 and April 30, 1997		518.1		493.8
	Prepaid expenses		158.7		167.8
	Inventories, net of allowance for
		obsolescence of $495,145 and $494,744 at
		July 31, 1997 and April 30, 1997		660.0		644.2
			Total current assets		3,715.9		4,981.3

PROPERTY, PLANT AND EQUIPMENT - AT COST
	Office equipment and fixtures		2,067.3		2,055.8
	Leasehold improvements		64.2		64.2
	Less accumulated depreciation		(861.3)		(800.7)
		Total property, plant and equipment
       - at cost		1,270.2		1,319.3

OTHER ASSETS
	Note receivable - officer, net of allowance
	   of $889,000		996.5		968.2
	Preferred stock - related party		530.9		530.9
	Licenses and product development, net of
		$35,395 and $31,000 accumulated amortization
		at July 31, 1997 and April 30, 1997		763.5		421.5
	Other		51.3		23.1
		Total other assets		2,342.2		1,943.7

			$	7,328.3	$	8,244.3


CAMELOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(In Thousands)

	                                     July 31, 1997	April 30, 1997
	                                      (Unaudited)(Audited/Adjusted)

CURRENT LIABILITIES
	Accounts payable	                         $	2,629.1	$	2,642.8
	Accrued expenses		                            190.8		223.0
		Total current liabilities                		2,819.9		 2,865.8

STOCKHOLDERS' EQUITY
	Common stock, $.01 par value, 50,000,000
		shares authorized, 1,515,774 and 881,763
		shares issued at July 31, 1997 and
		April 30, 1997, respectively		                  15.2		8.8
	Preferred stock, $.01 par value, 100,000,000
		shares authorized, 388,651 and 2,438,056
		shares issued and outstanding at
		July 31, 1997 and April 30, 1997
 respectively	                                    15.4		24.4
	Additional paid-in capital	                  	38,744.7		38,737.1
	Accumulated deficit                        		(31,425.5)		(30,597.5)
	Less: treasury stock, at cost,
  28,795 and 28,745	shares at July 31,
  1997 and April 30, 1997	                      (2,756.7)		(2,715.7)
	Dividends	                                        	(4.7)		-
	Notes receivable related to purchase of
		common stock                                   		(80.0)		(78.6)
			Total stockholders' equity                    	3,680.2		5,378.5

                                              			$	7,328.3	$	8,244.3


See accompanying notes to these consolidated financial statements.

CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

                                                 	Three Months Ended
                                                    		July 31,
                                                    	1997	1996

REVENUE	                                          $	1,662.0	$	767.0

COST OF SALES	                                     	2,055.2		328.4

	GROSS PROFIT (LOSS)		                              (393.2)	438.6

OPERATING EXPENSES:
	General and administrative		                       2,151.4		2,283.0
	Depreciation and amortization	                      	229.4		217.9
			                                                	2,380.8		2,500.9

LOSS FROM OPERATIONS	                             	(2,774.0)	(2,062.3)

OTHER INCOME (EXPENSES):
	Interest expense		                                   (43.1)	(3.1)
	Interest income	                                     	55.6		110.5
	Dividend income - affiliate	                         	11.6		11.7
	Gain (Loss) on disposition of assets		                 1.0		(643.9)
	Other	                                                  	-		-
		Total other income (expense)                        		25.1		(524.8)

INCOME (LOSS) FROM CONTINUING
	OPERATIONS	                                        (2,748.9)		(2,587.1)

DISCONTINUED OPERATIONS:
	Loss on disposal	                                       (.4)		(413.1)
                                                      			(.4)		(413.1)

NET INCOME (LOSS)                                   	(2,749.3)		(3,000.2)

DIVIDENDS ON PREFERRED STOCK                            	(4.7)		(73.2)

NET INCOME (LOSS) ATTRIBUTABLE TO
	COMMON STOCKHOLDERS                                	$(2,754.0)	$	(3,073.4)

INCOME (LOSS) PER SHARE:
	Income (loss) from continuing operations             	$(2.539)	$	(4.584)
	Loss from discontinued operations                      	(.000)		(.732)
	Dividends on preferred stock                           	(.004)  	(.130)

NET INCOME (LOSS) PER COMMON SHARE               	$     (2.543) $	(5.446)

WEIGHTED AVERAGE OF COMMON
	STOCK OUTSTANDING	                                 	1,082,966		564,315

See accompanying notes to these consolidated financial statements.

CAMELOT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

                                               	Three Months Ended
                                                  		July 31,
                                                    	1997	1996
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)	                            $	(2,748.9)	$ (2,999.6)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
	NET CASH FROM OPERATING ACTIVITIES:
	 Depreciation and amortization                    		161.9		217.9
	(Gain) loss on disposal of assets                  		14.1		643.9
	Write-off (provision) uncollectible
     accounts receivable	                              	-		(5.0)
	Write-down of Distribution Agreement              		453.3		-
	Provision for inventory obsolescence	                 	.4		(1.3)
	Change in assets and liabilities
			Accounts and accrued  receivables	                	147.1		(500.4)
			Prepaid expenses	                                   	9.1		59.4
			Inventories                                      		171.3		(113.4)
			Accounts payable and accrued expenses             	516.8		329.6
				Net cash used by operating activities         	(1,274.9)		(2,368.9)

CASH FLOW FROM INVESTING ACTIVITIES:
	Purchases of property and equipment                		(24.3)		(1,206.4)
	Purchases of marketable securities                      		-		(1,230.1)
	Loan to Director of Company		                        (29.6)	    729.8
	Deposits	                                            	(5.3)     		-
	Licenses and product development	                  	(367.7)		(244.2)
		Net cash used by investing activities	            	(426.9)		(1,950.9)

CASH FLOW FROM FINANCING ACTIVITIES:
	Sale of common stock                                 		5.0		2,319.6
	Sale of preferred stock                                 		-		-
	Dividends on preferred stock                         		(4.7)		(73.2)
	Purchase of Treasury Stock                          		(41.0)		-
	Net cash provided by financing activities            	(40.7)		2,246.4

NET INCREASE (DECREASE) IN CASH	                   	(1,742.5)		(2,073.4)

CASH AT BEGINNING OF PERIOD	                         	4,113.4		9,870.6

CASH AT END OF PERIOD	                               $	2,370.9	$	7,797.2

SUPPLEMENTAL INFORMATION:
	Cash paid for interest                              	$	71.2    	$	6.1

See accompanying notes to these consolidated financial statements.

CAMELOT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES


                                                       		Three Months Ended
                                                           		July 31,
                                                             1997 1996

During the quarter ended July 31, 1996, the Company
                                          	                         (643.9)
recognized a loss on the August 1996 disposal of the remaining investment in Firecrest.

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

The consolidated financial statements include the accounts of the Company, all majority owned subsidiaries and the majority owned company, Alexander Mark Investments (USA), Inc. ("Alexander Mark"). Alexander Mark is the majority owner of Meteor Technology, plc ("Meteor"). The April 30, 1997 balance sheet consolidates numbers from the Camelot April 30, 1997 Audited Financial Statements, the April 30, 1997 Audited Financial Statements of Alexander Mark and the May 31, 1997 Audited Financial Statements of Meteor. Adjustments were made to eliminate intercompany transactions and for the conversion of Meteor's numbers from pounds to US Dollars. Accumulated deficit increased by $828,000 which represents the portion of earning recognized in the first quarter that were not shown in the April 30, 1997 balance sheet.

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

The accounting rules of the United Kingdom only require financial statements to be published every six months. Meteor's fiscal year end is May 31 and their last six month Interim Financials were issued for November 30, 1996. The three month results for the period ending July 31, 1997 and 1996 include the published six month results of Meteor for periods commencing on December 1, 1995 and 1996 and ending on May 31, 1996 and 1997, respectively.

The financial statements include the 20 per cent minority interest in the outstanding voting share capital of Alexander Mark held by the shareholders of Alexander Mark and not owned by the Company.

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
and Results of Operations

The Company's revenue for the quarter ended July 31, 1997 was $1,662,000 compared with $767,000 in the comparable quarter of 1996. Net loss for the three month period was $2,748,900 compared with a loss of for the previous year of $2,587,100 These results are due to the restructuring of the newly acquired payphone business in the United Kingdom and the continued expenditure on the product development of the Internet products, primarily VideoTalk. VideoTalk is a complete hardware and software system which, when connected to a multimedia PC, enables full duplex video conferencing over the Internet and over local and wide area networks.


The Company restated its financials due to the acquisition of eighty percent (80%) Alexander Mark Investments(USA), Inc. which occurred on May 20, 1996. The restated financial statements, originally filed in the form 8-K of that date properly reflect the impact of that acquisition on the financial statement thereby presenting a more accurate picture to investors.

The consolidated balance sheets for the period show stockholders' equity of $3,680,200 compared with $5,378,500 or the financial year ended April 30, 1997. Total assets were $7,328,300 compared with $8,244,300 for the comparable period. The decrease in stockholders' equity and total assets was due to the decrease in cash and the operating loss both of which are attributable to restructuring of the payphone and VideoTalk product development as noted above.

Management continues to concentrate the majority of its management and financial resources on the development and successful marketing of Internet related software products produced by its subsidiary, Third Planet Publishing, and continues to anticipate that its principal revenue and profitability will emanate from these hardware and software products. As previously announced, the Company intends to seek out license agreements with major Original Equipment Manufacturers and Fortune 500 companies.

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

	The Company's plans for capital expenditures relate principally to the purchase of property and equipment to further its hardware and software development program. Management believes that sales from its Internet software and video products will generate its principal revenues and cash flow for the Company during the next twelve months. Management does not anticipate any liquidity problems over the next twelve months and believes that the anticipated level of revenue generated by the Company together with the present level of cash resources available to the Company will be sufficient for its needs. Management believes that should the Company require additional cash resources, it can raise additional resources from the sale of Common and Preferred Stock and/or by incurring borrowing. Management is aware that the Company has no long term corporate debt. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way other than the potential use of cash resources for investment in the Company's subsidiaries in the normal course of business.


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

		DANIEL WETTREICH,
President
		Treasurer and Principal
		Financial Officer

Date:	March 16, 1998



11