Form 10-K
period 1998-04-30
CAMELOT CORP
filed 1998-08-03
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the fiscal year ended April 30, 1998          Commission File No.
0-8299

                         CAMELOT CORPORATION
        (Exact Name of Company as specified in its charter)

          Colorado                           84-0691531
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

   Camelot  Place,  2415  Midway Road, Suite  115,  Carrollton,  Texas
75006
   (Address of principal executive office)                  (Zip Code)

Company's telephone number, including area code:    (972) 733-3005

Securities registered pursuant to Section 12(g) of the Act:

                                      Name of each exchange on
      Title of each class               which registered

     $0.01 par Value Common Stock                 NONE

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

Based on the price of $0.156, at July 23,1998, the aggregate market value of the voting stock held by nonaffiliates of the Company was
 $651,319.

The number of shares outstanding of the Company's common stock, $0.01 par value, was 4,609,309 at July 23, 1998.

                DOCUMENTS INCORPORATED BY REFERENCE

                                 NONE.

                                PART 1


Item 1.   Business

      Camelot Corporation ("Registrant" or "the Company") is a holding company. All its subsidiaries are now inactive. All previous business operations have been discontinued. The Company's primary assets are common and preferred shares in OTC Bulletin Board companies.

      The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company has made several acquisitions and divestments of businesses (see Discontinued Activities - Acquisition and Divestment History). The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. Subsequently it was unable to raise additional capital required to continue the trading activities of its operating subsidiaries. Its principle subsidiary, Third Planet Publishing, Inc. sold all rights, title and interests to its software and hardware products on March 31, 1998. Its remaining operating subsidiary mrcdrom.com, inc. liquidated its inventory and ceased trading in July, 1998. In July, 1998 all employees of Camelot and its subsidiaries were terminated. Its directors and officers provide unpaid services on a part-time basis to the Company.

Discontinued Activities - Acquisition and Divestment History

       The Company's recent activities were conducted through subsidiaries, all of which are now discontinued. Third Planet Publishing, Inc., (`Third Planet") (established in January 1995) was a research and development company developing hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. ("mrcdrom.com"), (established in March 1997) was an Internet catalog retailer of software. Camelot Internet Access Services, Inc. ("CIAS"), (established in June 1996) was a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI") (80% acquired in May 1997) was a U.S. public holding company whose only investment was a shareholding in Meteor Technology plc ("Meteor") a U.K. public company.

Third Planet was a research and development company focusing on the development of VideoTalk, a video conferencing system for the Internet. Approximately $7,000,000 was expended by Third Planet in developing VideoTalk and its ancilliary software product DigiPhone since inception. VideoTalk was successfully demonstrated at COMDEX in the later part of 1997. However, a lack of funds for marketing the product was experienced in 1998. Following the Company's delisting from NASDAQ Small Cap Market in February, 1998 Third Planet sold on March 31, 1998 all rights, title and interest in VideoTalk and its ancilliary products to Wincroft, Inc. a US public company traded on the OTC Bulletin Board. The consideration was $7,002,056 payable by the issuance of 5,000,000 Preferred Shares, Series A and 1,028,000 Common Shares in Wincroft together with a $2,000,000 note. Subsequently, on June 29, 1998 the $2,000,000 note was converted into 2,000,000 Preferred Shares, Series B in Wincroft.

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

      In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the United Kingdom and Ireland in consideration for $1,950,575 payable by shares
equal  to  approximately  10% of Firecrest. ("Digiphone  Rights")   In
March 1996 all relations with Firecrest were terminated and Registrant
sold   all   its   shares   in  Firecrest  in   market   transactions.
Subsequently, Firecrest sold its DigiPhone Rights to Meteor. In July 1996, Registrant sold the European rights to distribute DigiPhone to
DigiPhone  Europe  Ltd  which  became a  subsidiary  of  Meteor.   The
consideration  was  (british pounds)5,000,000 of loan stock  which  was subsequently
converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights to Meteor for (british pounds) 1,000,000 pounds of loan stock
which  subsequently was converted into Meteor shares.   In  May  1997,
DigiPhone   International,  Ltd.  a  Meteor  subsidiary,  became   the
exclusive marketing company for all Third Planet products on a worldwide basis.

      In May 1997, Registrant acquired approximately 80% of AMI whose principle asset was approximately 57% of Meteor. The consideration (post reverse split) payable to the seller, Adina, Inc. ("Adina") was 892,015 Preferred Shares, Series J of Registrant and 453,080 Preferred Shares, Series J in deferred consideration. Following the transaction Adina had 49% of the voting rights attributable to the issued and outstanding common and preferred shares of Registrant. Mr. Wettreich is a director of Adina and did not participate in any directors' votes in relation to this transaction.

      Registrant, through its acquisition of 80% of AMI in May 1997 obtained control of Meteor, a U.K. listed public company which was subsequently renamed Constable Group plc. Meteor's two operational subsidiaries, were DigiPhone International Ltd. and Meteor Payphones Ltd. DigiPhone International was the worldwide distributor for all products developed by Third Planet and was sold to Registrant in January, 1998 for cancellation of 500,000 loan stock owed to Camelot by Meteor. All rights owned by DigiPhone International were transferred to Third Planet Publishing prior to the sale of VideoTalk to Wincroft. Registrant sold all its shareholding in AMI for $38,063 on March 20, 1998. Meteor Payphones and its sister payphone companies were placed into liquidation on 30th March 1998. Constable Group plc (formerly Meteor Technology plc) was placed into liquidation on 31st July 1998.

      mrcdrom.com began operations in April, 1997 as an Internet shopping company selling software titles over the World Wide Web. It also announced the filing of a registration statement to raise up to $12,000,000 through an initial public offering ("IPO") over the Internet, however such registration was withdrawn and no funds were raised. mrcdrom.com had losses throughout its trading history and due to the inability of Registrant to fund such continuing losses ceased doing business in July, 1998, liquidated all its inventory, and terminated all its employees. The Company is now inactive.

Camelot Internet Access Services, Inc. was an Internet services provider formed in January 1996 using the UUNet backbone, this subsidiary's principle activities were the provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would otherwise be unable to access the Internet. The Company became inactive during 1997.

      In February 1997, Registrant acquired from Meteor the U.S.A. and Canadian rights to PCAMS software, a payphone contract and management system originally developed for Meteor's payphone subsidiary. The consideration was cancellation of 2,000,000 unsecured convertible loan stock owed by Meteor to Camelot, and the issuance by Camelot of 80,960 restricted common shares of Camelot. Management intended to utilize PCAMS software both by offering such software to independent providers and by seeking acquisitions of payphone businesses. Registrant's limited resources precluded active marketing of this product and in March 1998 the product was sold back to Meteor for (british pounds)70,000.

Employees

     As of July 14, 1998, the Company has no employees.

Item 2.   Properties

Real Estate

      Company previously leased, approximately 25,700 square feet of warehouse and office space in Carrollton, Texas on a lease expiring on December 31, 2000. As of July 24, 1998 this lease was terminated by the payment of $39,781 by the Company to the landlord and the Company has no further liability under the terms of the lease. The Company now will use space at this site on an informal basis as a portion of the premises were let by Forme Capital, Inc. a company of which Mr. Wettreich is also the president and director.

Item 3.   Legal Proceedings

      No material legal proceedings to which the Company is a party is subject or pending and no such proceedings are known by the Company to be contemplated with the exception of the fact that the Company has been sued as detailed below. The Company believes there is no validity to this suit, and has denied plaintiff's allegations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the final quarter of the fiscal year or subsequent to the end of the fiscal year.

Item  5.    Market for Company's Common Equity and Related Stockholder
Matters

      The Company's common stock trades on the "Pink Sheet" of the National Quotation Bureau. The following table sets forth the quarterly high and low prices of the common stock for the period from May 1, 1996 through April 30, 1998 (post reverse split). They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                   High      Low

     1997

     First          July 31, 1996       102.50         37.50
     Second         October 31, 1996      60.00        43.75
     Third          January 31, 1997      35.00        23.75
     Fourth         April 30, 1997        15.00        3.75


     1998

     First          July 31, 1997          3.06        3.06
     Second         October 31, 1997       5.44        4.78
     Third          January 31, 1998       3.62        2.69
     Fourth          April 30, 1998         0.31        0.12

      As of July 14, 1998, the Company had 1,100 shareholders of record of Company's common stock.

Item 6.   Selected Financial Data

      A comparison of various financial data pertaining to the Company's operations over the past five fiscal years is as follows:

                1998         1997           1996          1995         1994

Net sales       $275,435    $1,887,617    $ 3,002,049   $1,184,469     $      -
Income
(loss)       (6,074,163)  (12,996,369)    (4,314,788)  (2,335,977)  (1,567,312)
from
continuing
operations
Income
(loss)                 -             -      (250,925)  (1,182,927)    (402,981)
from
   discont-
inued
operations
Income
(loss) per        (3.88)       (20.45)        (12.54)       (9.17)       (8.30)
share from
continuing
operations
Total          1,968,294     6,772,076     16,701,863    2,098,974    3,309,132
assets
Long-term              -             -              -            -            -
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

1998

During the year the Company's principle operating subsidiaries were Third Planet Publishing, Inc. and mrcdrom.com, inc. Both these companies have discontinued operations. The Registrant now has no ongoing business operations and is inactive, other than as an investor in public company stocks.

The  Company's  revenue  for  the year was  $  275,435  compared  with
$1,887,617 for 1997. Net loss for the financial year was $ (6,074,163) compared with $12,996,369 for 1997. These results are due to continued research and development for Third Planet Publishing, Inc. and continuing losses from mrcdrom.com, inc. as well as the closure and write down of all operating assets at the end of the period. Registrants remaining investment in Meteor Technology has been written off.

The consolidated balance sheets for the period shows Stockholders' Equity of $1,707,668 compared with $6,078,509 in 1997. Total assets were $ 1,968,294 compared with $6,772,076 in 1997. The decrease in Stockholders' Equity and total assets was due to losses from operations and as a result of the closure of those operations.

The consolidated statements of cash flows reflects, in addition to the items noted above an increased note receivable allowance, increased provision for inventory obsolescence, and an increase in the accounts payable and accrued expenses. The statements also reflect the increased expenditure for license, trademarks, and product development. Further, the statements reflect additional funds raised from the sale of common and preferred stock though at a decreased level from the previous years. The items noted above along with the expenses from the research and development efforts resulted in the Company having a net decrease in cash of $ (2,877,234).

      The Company leased 10,000 square feet of offices from Forme Capital, Inc. ("Forme") a company affiliated with the president of the Company. The lease was for a term of 5 years commencing September 1993 at $8 per square foot. Total rent paid during fiscal 1996 and 1995 was $80,000, respectively. The lease agreement and transactions related thereto were approved by a vote of Company's shareholders. In September, 1997 the lease was terminated by mutual consent and the Company paid approximately $17,000 per month on a month to month basis thereafter. In February, 1998 the Company vacated the premises and consolidated its offices at 2415 Midway Road. In July 1998 the Company surrendered the Midway lease to the landlord for $39,781.

On  March 4, 1997, the Company acquired the US and Canadian rights  to
PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of (british pounds) 2,000,000 ofloan stock owed to the Company by Meteor and (british pounds) 500,000 by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr.Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for (british pounds)70,000 as the Company did not have the funds to market the software.

      On March 27, 1997, the Company created a new wholly owed subsidiary, mrcdrom.com, inc., to establish a software Internet catalogue. On April 3, 1997, mrcdrom.com filed a registration statement with the Securities and Exchange Commission (the "SEC"). The filing offered for sale 1,500,000 common shares of mrcdrom.com at $4.00 per share with a minimum offering of $250,000. No offers or sales were made and the registration statement was withdrawn. Due to the inability of the Company to fund the losses of mrcdrom.com, it ceased doing business in July 1998, and is now inactive.

      On May 20, 1997, the Company's subsidiary Third Planet amended the terms of its existing distribution agreement with DigiPhone International a subsidiary of Meteor Technology plc, to market exclusively all TPP products on a worldwide basis. Mr. Wettreich and Ms. Fitzgerald who were directors of these companies at the time, did not participate in any directors votes in relation to this transaction.

      In May, 1997, the Company accepted a Preferred Share, Series J stock subscription by Adina, Inc., a public company of which Mr. Wettreich is a director and officer. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of AMI a public company whose major asset is fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividend. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

On  May  30, 1997, the Company subscribed for (british pounds)500,000 1997-2007
10%  unsecured redeemable loan stock of Meteor by paying  cash.    Mr.
Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

On March 20, 1998 Registrant sold to Forsam Venture Funding, Inc., 3,837,706 shares in AMI for its then net asset value per share of $24,233 payable by the issuance by Forsam of 8% Preferred shares. Mr. Wettreich is a director of Forsam and did not participate in any director vote relating to this transaction. At the same time Registrant sold to Abuja Consultancy, Ltd. 2,192,265 shares in AMI for $13,830 cash. These transactions represented Registrants total shareholding in AMI.

On March 20, 1998 Registrant sold to Abuja Consultancy, Ltd. 1,149,464 shares in Meteor Technology plc representing its total shareholding in that company for a price calculated at the then pro rata net asset value of Meteor amounting to $16,187 cash.

In March 23, 1998, Registrant acquired from AMI 43,000 Preferred Shares, Series B of Forsam Venture Funding for $43,000 cash.

      On March 31, 1998, the Registrant's wholly owned subsidiary, Third Planet Publishing, Inc. entered into a conditional contract with Wincroft, Inc. to sell all right, title and interest in the VideoTalk product for $7,002,056 payable by the issuance of common stock, preferred stock and a promissory note in the amount of $2,000,000.

      On June 29, 1998, Registrant agreed with Wincroft, Inc., at the request of Wincroft, to satisfy the outstanding Promissory Note payable to Camelot by Wincroft in the amount of $2,000,000 of Wincroft Non-Voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Wincroft on sale of VideoTalk. The Preferred Shares also call for redemption by Wincroft in the event VideoTalk is sold. Wincroft requested this action in order to assist in its fund raising capabilities. Wincroft is seeking funds to pay for working capital and marketing expenditures.


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

Revenues consisted of sales of licensing rights, paid primarily with the issuance of free trading stock by the entity acquiring the licensing rights; minimal sales of the Digiphone product, and sales during the time the stores were operating. The expenses consisted of the store operating expenses, the marketing and distribution expenses for the Digiphone and primarily the research and development costs for the VideoTalk, Digiphone 2.0 and Proficia. These high research and development costs allowed the Company to be on the cutting edge of the known technology in the videoconferencing field thereby putting in position to offer a product, VideoTalk that will be well received.
Further due to the closing of the stores during the year any depreciation and amortization attributable to the assets in the stores were immediately expensed thereby increasing the depreciation and amortization line item. Additionally, the Other Expense includes a loss on the disposition of assets relating to the closing of the stores, a loss on investment in affiliate which resulted from a decrease in the market value of the investment in the subsidiary, Meteor Technology, Ltd., and a note receivable allowance which reflects a decrease in the value of the collateral of the loan to an officer.

The consolidated balance sheets for the period show stockholders' equity of $6,078,509 compared with $15,680,168 for the previous year. Total assets were $6,772,076 compared with $16,701,863 in 1996. The decrease in stockholders' equity and total assets was due to losses.

The Consolidated Statements of Cash Flows reflects, in addition to the items noted above, cash received from the sale of marketable securities, a loan to an officer and the sale of preferred stock to help finance the research and development efforts. The items noted above resulted in the Company having a net decrease in its cash.

During the year, substantial financial (approximately $2,375,000, $1,319,000, and $163,000 for the three years ended April 30, 1997, 1996 and 1995 respectively) and managerial resources were expended in the continuing research and development of Internet video conferencing and Internet telephony, and Management believes that significant progress was made in this regard. Through its affiliated company, DigiPhone International, Registrant will make available for licensing Third Planet's three new products in approximately September 1997, which products are to be offered to the major PC manufacturers.

During the financial year, the Company's activities resulted in the following.

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

      The Company took a charge against revenues for $745,521 as a result of the closing of these stores. The Company has actively worked with the landlords of the sites of the stores to reduce its exposure pursuant to the leases. Further the Company has limited its losses due to its transfer of assets to mrcdrom.com.

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

      In July, 1996, after the financial year end, the Company concluded an agreement with DigiPhone Europe, Ltd., whereby it
appointed   DigiPhone  Europe,  Ltd.  as  exclusive  distributor   for
DigiPhone and DigiPhone Deluxe in Europe, excluding the United Kingdom and Ireland. The consideration for the rights was (british pounds)5,000,000
6% loan stock (approximately $7,500,000). DigiPhone Europe, Ltd. is a London, England based European software marketing company which merged with
Telecom Credit Europe, PLC ("TCE"), a public company listed on the Alternative Investment Market of the London Stock Exchange. Following
the  merger,  Camelot  owns approximately 16% of  TCE.   The  majority
stockholder of TCE, Danny Wettreich, is also Chairman and Chief Executive Officer of Camelot. Mr. Wettreich did not participate in any Directors' vote in relation to this transaction.

      During the period the Company opened five Mr. CD-ROM Stores in the Carrollton, Texas area. The retail stores range in size from 1,000 square feet to 3,000 square feet, and specialize in CD-ROM software with up to 2,000 titles in stock. These Mr. CD-ROM corporate stores were intended to be the first of a previously announced target of 100 corporate and franchise stores to be opened by Christmas 1996. However, results from the stores led Management to the conclusion that the retail concept was not viable, and the stores were closed in 1997.

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

Liquidity and Capital Resources

1998

Net cash used by operating activities for 1998 was $3,757,870 compared with $5,555,018 in 1997. Net cash used by investing activities was $730,884 compared with $4,587,734 in 1997. This was primarily due to the net loss of $6,074,163 in 1997 compared with $12,996,369 the previous year. Net cash provided by financing activities was $1,611,520 compared with $3,302,152 in 1997.

Registrant's continual requirement for financial resources relates to its obligations for statutory, legal and accounting requirements. Registrant has no available cash resources to fund its ongoing activities and will experience severe cash flow difficulties if no external funding source is obtained.

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

Item 8.        Financial Statement and Supplementary Data

Index to Consolidated Financial Statements        Page

Report of Independent Auditors - 1997 and 1996   	AF-1

Report of Independent Auditors - 1998             F-1

Consolidated Financial Statements
     Balance Sheets - April 30, 1998 and 1997     F-2 and
                                                  F-3
     Statements of Operations for the years
         ended April 30, 1998, 1997 and 1996      F-4

     Statements of Stockholders' Equity for the
         years ended April 30, 1998, 1997 and 1996  F-5 through
                                                    F-7
     Statements of Cash Flows for the years ended
         April 30, 1998, 1997 and 1996            F-8 and
                                                  F-9

     Notes to Consolidated Financial Statements   F-10 through
                                                  F-25

Consolidated Schedule                             F-26

      The information itemized above are included in Part IV, Item 14 as Exhibit (a) (1) and begins at F-1 following page 29.


Item 9.        Disagreements on Accounting and Financial Disclosure

Lane   Gorman  Trubitt,  L.L.P. has been dismissed  as  the  Company's independent auditors effective May 22, 1998.

During the past three years, and the interim period ending May 22, 1998, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Larry O'Donnell, CPA has been appointed effective May 22, 1998 to act as the auditor for the Registrant. The change was made to save the Company money.



PART III

Item 10. Directors and Executive Officers of the Company

  The following persons serve as directors and/or officers of the Company as of July 14, 1998:

Name               Age    Position      Period  Served            Term
Expires

Daniel Wettreich 46    Chairman,    September 16, 1988     Next
                       President,                          Annual
                       Director                             Meeting


Jeanette  P.  Fitzgerald  37  Secretary    September  16,  1988   Next
                               Director                            Annual
                                                                  Meeting


Allan  S.  Wolfe    65     Director          May  24,  1993       Next
                                                                 Annual
                                                                 Meeting
Daniel Wettreich

      Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., a real estate company, Adina, Inc., Malex, Inc., and Tussik, Inc. which are dormant companies seeking merger opportunities. Since July 1996, he has been Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(3). In July 1993, he was appointed Director of Goldstar Video Corporation(2) following an investment by the Company. From January 1985 to February 1988 he was a founding director of Phoenix Network, Inc., a telecommunications company listed on the American Stock Exchange. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

Jeanette P. Fitzgerald

      Jeanette Fitzgerald is Vice President and General Counsel, Corporate Secretary and a Director of the Company since September 1988(1). She is a member of the State Bar of Texas and the Business Law section. From July 1996 until January 1998, she was a Director of Meteor Technology plc(3). She is also the Corporate Secretary and Director of Malex, Inc.,a public company. In July 1993, she was appointed Director of Goldstar Video Corporation(2) following an investment by the Company. Previous to these positions, from 1987 to 1988 she worked as a staff attorney and in the compliance department at H.D. Vest, Inc., a holding company with subsidiaries including a securities brokerage firm. She graduated from Texas Tech University School of Law receiving both a Doctorate of Jurisprudence and a Masters of Business Administration in May 1986, and from the University of Michigan with a Bachelors of Business Administration in December 1982.

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

(3) A subsidiary, Meteor Payphones Ltd and subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

Item 11. Executive Compensation

    The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 1998. No bonuses were granted to any officer, nor was any compensation deferred.

                      SUMMARY COMPENSATION TABLE

                   Annual    Long-Term
                   Compensa  Compensation
                   tion
                                                          Pay-
                                              Award  outs
                                              s

                                              Restr
Name and Pri                         Other    icted  Options   LTIP    All
ncipal       Year  Salary    Bonus   Annual   Stock     /      Pay-   Other
  Position                           Compen   Award    SARs    outs  Compen-
                                     sation    (s)                   sation
Daniel       1996  $208,333    -        -       -     25,000    -    $   (1)
Wettreich    1997  $250,000    -        -       -    175,000    -    $   (1)
Chairman     1998  $250,000    -        -       -    100,000    -    $   (1)
and CEO (1)
Jeanette P.  1996     N/A      -        -       -      N/A      -    $
Fitzgerald   1997     N/A      -        -       -      875      -    (1)
Vice         1998     N/A      -        -       -     44,875    -    $
President,                                                           (1)
General                                                              $
Counsel and                                                          (1)
Secretary
(1)

(1) Daniel Wettreich and Jeanette Fitzgerald, Directors and Officers of Company, were employees of a company affiliated with Mr. Wettreich, which company provided the Company with management services until July 1995 and was paid $-0-, and $44,000 for the years ended April 30, 1997, and 1996 respectively. In July 1995, Mr. Wettreich and Ms. Fitzgerald became employees of Company and Mr. Wettreich entered into an employment contract with Company. In July 1998 Mr. Wettreich agreed to terminate his contract with no cost to the Company.

      Directors of the Company are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

      Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of Company or a change in the officer's responsibilities following a change in control other than Mr. Wettreich whose contract has been terminated by mutual consent.

     On July 1, 1995, Company entered into an employment contract with Mr. Wettreich whereby he was employed as Chairman, Chief Executive Officer and President of the Company for a period of ten years at an annual salary of $250,000 and a cash bonus equal to 5% of the
Company's annual profits before taxation. In the event of Mr. Wettreich's death during the term of the agreement, Company will pay annual death benefits of $250,000 for a period of four years. Mr. Wettreich may terminate his employment after the date of a change in control of the Company. A change in control is defined as any person other than Mr. Wettreich or his family interests becomes beneficial owner, directly or indirectly of common stock of the Company representing  30%  or  more of the Company's  issued  and  outstanding common stock or if the Incumbent Board as defined, ceases to constitute a majority of the board of directors. If Mr. Wettreich terminates his employment after a change of control in the company, he shall be paid (i) the base salary and any bonuses payable to him under the agreement or (ii) an amount equal to the product of the annual base salary and bonus paid to Mr. Wettreich during the year preceding the termination date multiplied by five whichever of (i) or (ii) is more. In the circumstances whereby Mr. Wettreich terminates his employment for good reason, as defined, he will receive payments in accordance with the payments received if termination occurs after a change of control of the Company. In July 1998 Mr. Wettreich was terminated along with all the other employees of the Company and Mr. Wettreich agreed to waive any outstanding obligations owed by Registrant to him under his employment contract.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The following table sets forth as of July 18, 1998 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the
Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (3 persons).

Name and Address of           Amount and Nature of          Percent
Beneficial Owner              Beneficial Ownership          of Class

Daniel Wettreich               1,697,871(1)(2)              27.6%
2415 Midway Road, Suite 115
Carrollton, Texas 75006

Jeanette P. Fitzgerald                 80,875 (3)             1.7%
2415 Midway Road, Suite 115
Carrollton, Texas 75006

Allan Wolfe                         10,250 (4)                   *
390 South River Road
Suite 5
Bedford, NH  03110

All Officers and Directors             1,788,996(1)(2)(3)(4) 28.6%
as a group (3 persons)

* Under 0.1%

Forsam Venture Funding, Inc.               1,345,295(1)     22.6%
2415 Midway Road, Suite 115
Carrollton, Texas  75006

57,633 of these shares are owned by AM Investments Ltd. a U.K. company ("AM") of which Mr. Wettreich is a director and officer. 80,960 of these shares are owned by Constable Group plc ("Constable"), a UK company of which Mr. Wettreich is a director and officer. 1,345,295 of these are Preferred Stock owned by Forsam Venture Funding, Inc.,
("Forsam") a Delaware corporation of which, Mr. Wettreich is a director and officer. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by AM, Constable and Forsam. (See Item
13.  Certain Relationships and Related Transactions).

Includes  options  to  purchase  200,000  shares  granted  to   Daniel
Wettreich, which options are not exercised.

Includes options to purchase 53,750 shares granted to Jeanette Fitzgerald, which options are not exercised.

Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.


Item 13.  Certain Relationships and Related Transactions

      On May 20, 1997 Adina, Inc. subscribed (post reverse) 1,345,295 restricted Preferred Shares, Series J Camelot Corporation ("Camelot") with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc. to Camelot. 892,215 of the
Preferred  Shares  were issued upon execution  of  the  Agreement  and
453,080 were subsequently issued as deferred consideration. The Preferred Shares have one vote per share and vote with the common shares, are non convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares. On April 18, 1998 Adina sold the Preferred Shares, Series J to Forsam Venture Funding, Inc., a company of which Mr. Wettreich is a director and officer.

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

      Stock Transfer Company of America, Inc., ("STCA") a company affiliated with the President of the Company provided services during the year ended April 1998 and 1997, as a securities transfer agent. A total of $18,855 and $35,158 were paid by Company for these services. In the opinion of the Board of Directors, the terms of these transactions was as fair to the company as could have been made with an unaffiliated party. Additionally, STCA received management services from the company and paid $6,000 per month starting in November 1997.

     Until March 1998 the Company leased 10,000 square feet of offices from Forme Capital, Inc., a company affiliated with the President of the Company. Total rent paid during fiscal 1998 and 1997 was $135,383 and $80,000, respectively. The lease agreement and transactions related thereto were approved by a vote of Company's shareholders. In September 1997 the lease was terminated by mutual consent and the Company paid approximately $17,000 on a month to month basis thereafter. In February, 1998 the Company vacated the premises and consolidated its offices at 2415 Midway Road. The Company to surrendered the Midway lease to the landlord in July 1998 for $39,781.

     The Company received loans from Forme totaling $406,000 in fiscal 1995. Payments of $236,000 and $190,000 were made in fiscal years 1996 and 1995, respectively. Forme converted the remaining balance of $450,000 to common stock during fiscal 1996. Total interest paid during fiscal 1996 was $11,615 and 1995 was $35,961.

      During fiscal 1998 and 1997, Company received dividend payments from Forme Capital, Inc., Preferred Shares Series C in the amount of $46,657 for 1998 and $46,657 for 1997.

      On January 17, 1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $75,156. This loan bears interest at a rate 6% per annum.

      On August 1, 1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $14,000. This loan bears interest at a rate of 6% per annum and was repaid as of January 31, 1997.

      On September 25, 1996 the Company's disinterested directors approved a secured loan to the President of the Company in the amount of $1,800,000. This loan bears interest at a rate of 6% per annum.

March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of (british pounds) 2,000,000 ofloan stock owed to the Company by Meteor and (british pounds) 500,000 by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr.Wettreich and Ms. Fitzgerald who were directors of both companies at the time did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for (british pounds)70,000 as the Company did not have sufficient funds to market the software and was restricted in its ability to sublicense the software.

      On May 20, 1997, the Company's subsidiary Third Planet amended the terms of its existing distribution agreement with DigiPhone International a subsidiary of Meteor Technology plc, to market exclusively all TPP products on a worldwide basis. Mr. Wettreich and Ms. Fitzgerald who were directors of these companies at the time did not participate in any directors votes in relation to this transaction.

      In May, 1997, the Company accepted a Preferred Share, Series J stock subscription by Adina, Inc., a public company of which Mr. Wettreich is a director and officer. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of AMI a public company whose major asset is fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividend. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

On  May  30, 1997, the Company subscribed for (british pounds)500,000 1997-2007
10%  unsecured redeemable loan stock of Meteor by paying  cash.    Mr.
Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

On March 20, 1998 Registrant sold to Forsam Venture Funding, Inc.3,837,706 shares in AMI for its then net asset value per share of $24,233 payable by the issuance by Forsam of 8% Preferred shares. Mr. Wettreich is a director of Forsam and did not participate in any director vote relating to this transaction. At the same time Registrant sold to Abuja Consultancy, Ltd. 2,192,265 shares in AMI for $13,830 cash. These transactions represented Registrants total shareholding in AMI.

On March 20, 1998 Registrant sold to Abuja Consultancy, Ltd. 1,149,464 shares in Meteor Technology plc representing its total shareholding in that company for a price calculated at the then pro rata net asset value of Meteor amounting to $16,187 cash.

In March 23, 1998, Registrant acquired from AMI 43,000 Preferred Shares, Series B of Forsam Venture Funding for $43,000 cash.

      On March 31, 1998, the Registrant's wholly owned subsidiary, Third Planet Publishing, Inc. entered into a conditional contract with Wincroft, Inc. to sell all right, title and interest in the VideoTalk product for $7,002,056 payable by the issuance of common stock, preferred stock and a promissory note in the amount of $2,000,000.

      On June 29, 1998, Registrant agreed with Wincroft, Inc., at the request of Wincroft, to satisfy the outstanding Promissory Note payable to Camelot by Wincroft in the amount of $2,000,000 of Wincroft Non-Voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Wincroft on sale of VideoTalk. The Preferred Shares also call for redemption by Wincroft in the event VideoTalk is sold. Wincroft requested this action in order to assist in its fund raising capabilities. Wincroft is seeking funds to pay for working capital and marketing expenditures.

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

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 1998.

Index to Consolidated Financial Statements        Page

Report of Independent Auditors - 1997 and 1996    AF-1
Report of Independent Auditors - 1998             F-1


      Consolidated Financial Statements
        Balance Sheets - April 30, 1998 and 1997  F-3 and
                                                  F-4
        Statements of Operations for the years
          ended April 30, 1998, 1997 and 1996     F-5

        Statements of Stockholders' Equity for the
          years ended April 30, 1998, 1997 and 1996    F-6 through
                                                  F-7
        Statements of Cash Flows for the years ended
          April 30, 1998, 1997 and 1996           F-8 and
                                                  F-9

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

    10  (b) 1991 Outside Directors' Stock
          Option Plan               Incorporated by reference  to  the
                                     Proxy Statement for  April  13,
1992       Annual       Meeting       of       Shareholders        and
the     Proxy     Statement    for    January    3,    1998     Annual
Meeting of Shareholders.

         1996 Employee Stock Option Plan Incorporated by reference  to
the  Proxy  Statement for                                      January
3,1998 Annual Meeting of Shareholders

   22(a)  Subsidiaries
   (7)  Reports on Form 8-K:
        Report filed on April 20,  1998 reporting Items 2 and 7.
        Report filed on May 8, 1998 reporting Item 1.
        Report filed on May 27, 1998 reporting Item 4.
        Report filed on July 9, 1998 reporting Item 5.

                           EXHIBIT 22(a)
                            SUBSIDIARIES
                        AS OF JULY 14, 1998



Third Planet Publishing, Inc.          100%
Mr. CD-ROM Stores, Inc.                100%
Camelot Distributing, Inc.             100%
Maxmedia Distributing, Inc.            100%
Camelot Internet Access Services, Inc. 100%
mrcdrom.com, inc.                      100%
Atlantic Media, Inc.                   100%
Software @ Cost + 10%, Inc.             100%
SAC Distributing, Inc.                 100%
                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
(Company)

By:   /s/Daniel Wettreich
      President

Date:     July 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/Daniel Wettreich
     Director; President
     (principal executive officer and
      principal financial officer)

Date:   July 31, 1998


By:  /s/Jeanette Fitzgerald
     Director; Secretary

Date:   July 31, 1998

By:  /s/Allan Wolfe
     Director

Date:    July 31, 1998