Form 10-Q
period 1998-07-31
CAMELOT CORP
filed 1998-09-15
CIK 13033

9

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended July 31, 1998         Commission File No. 0-8299


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

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                                   July 31, 1998

Common stock, $0.01 par value                 4,580,064
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
                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)

                                        July 31, 1998  April 30, 1998
                                         (Unaudited)(Audited/Adjusted)

CURRENT ASSETS
  Cash and cash equivalents               $    4,714     $  152,765
  Accounts receivable                         47,251         48,156
  Prepaid expenses                                 -         40,486
  Inventories, net of allowance for
     obsolescence of $848,581 and
     $808,581 at July 31, 1998
     and April 30, 1998                       10,000         50,000
       Total current assets                   61,965        291,407

OTHER ASSETS
  Preferred stock -
      related party                          611,305        611,305
  Investment in equity of
      Wincroft, Inc. net
      of allowance of $5,936,474
      at July 31, 1998 and April
      30, 1998                             1,065,582      1,065,582


     Total other assets                    1,676,887      1,676,887

                                          $1,738,852     $1,968,294

                 CAMELOT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                        July 31, 1998  April 30, 1998
                                          (Unaudited)(Audited/Adjusted)

CURRENT LIABILITIES
  Accounts payable                        $  192,349     $  179,473
  Accrued expenses                            46,480         81,153
     Total current liabilities               238,829        260,626

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 4,580,064 and 1,784,200
     shares issued at July 31, 1998
      and  April 30, 1998, respectively         45,801          17,842
Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     1,345,310 and 1,453,400
     shares issued and outstanding at
     July 31, 1998 and April 30, 1998
        respectively                          13,453         14,534
  Additional paid-in capital              35,739,943     35,768,983
  Accumulated deficit                    (31,462,478)  (31,256,995)
  Less: treasury stock, at cost,
         30,245 and 28,745
         shares at July 31, 1998
         and April 30, 1998               (2,836,696)    (2,755,637)

Less Notes receivable related to purchase of
     common stock                                  -       (81,059)
       Total stockholders' equity          1,500,023      1,707,668

                                          $1,738,852     $1,968,294


See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (In Thousands, Except Share and Per Share Data)

                                              Three Months Ended
                                                   July 31,
                                              1998         1997

REVENUE                                    $    1,047   $1,662,000

COST OF SALES                                   2,658    2,055,200

  GROSS PROFIT (LOSS)                         (1,611)    (393,200)

OPERATING EXPENSES:
  General and administrative                  316,358    2,151,400
  Depreciation and amortization                     -      229,400
                                              316,358    2,380,800

LOSS FROM OPERATIONS                        (317,969)   (2,774,000)

OTHER INCOME (EXPENSES):
  Interest expense                                  -     (43,100)
  Interest income                                 494       55,600
  Dividend income - affiliate                       -       11,600
  Gain (Loss) on disposition of assets        117,780        1,000
     Total other income (expense)             118,274       25,100

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (200,683)   (2,748,900)

DISCONTINUED OPERATIONS:
  Loss on disposal                                (0)        (400)

NET INCOME (LOSS)                           (200,683)   (2,749,300)

DIVIDENDS ON PREFERRED STOCK                 (4,800)       (4,700)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $(205,483)   $(2,754,000)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $   (0.04)   $ (2,539)
  Loss from discontinued operations             (0.00)     (.000)
  Dividends on preferred stock                  (0.00)     (.004)

NET INCOME (LOSS) PER COMMON SHARE         $   (0.04)   $(2,543)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         4,580,064    1,082,966

See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

                                              Three Months Ended
                                                   July 31,
                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $(205,483)    $(2,748,900)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                    -       161,900
  (Gain) loss on disposal of assets          117,780        14,100
   Write-down of Distribution Agreement              -        453,300P
rovision for inventory obsolescence         (40,000)           400
  Change in assets and liabilities
            Accounts   and   accrued    receivables                905
147,100
       Prepaid expenses                       40,486          9,100
       Inventories                                 -        171,300
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                       (81,059)              -
       Accounts payable and accrued expenses  21,797        516,800

  Net cash used by operating activities     (143,251)    (1,274,900)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              -      (24,300)
  Purchases of marketable securities               -             -
  Loan to Director of Company                      -       (29,600)
  Deposits                                         -        (5,300)
  Licenses and product development                 -     (367,700)
     Net cash used by investing activities         -     (426,900)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                                       5,000
  Sale of preferred stock                                         -
  Dividends on preferred stock               (4,800)       (4,700)
  Purchase of Treasury Stock                       -       (41,000)
Cash provided by financing activities        (4,800)       (40,700)

NET INCREASE (DECREASE) IN CASH            (148,051)     (1,742,500)

CASH AT BEGINNING OF PERIOD                  152,765     4,113,400

CASH AT END OF PERIOD                      $   4,714     $2,370,900

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $       -     $  71,200

See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                            (In Thousands)

NONCASH INVESTING AND FINANCING ACTIVITIES


                                               Three Months Ended
                                                    July 31,
                                                1998        1997

During the period under review,
Meteor Technology, plc expensed the UK,
Ireland Distribution Rights to DigiPhone.                (453,500)

During the period under review,
Meteor Technology issued shares in
settlement for rent obligations for
property previously occupied by
Telecredit Telekommunications GmbH                       (318,400)

During the quarter ended July 31, 1997,
the Company's preferred stock was
converted to common stock as follows:

  2,255,000 Series I preferred
  for 662,181 shares of restricted common

During the quarter ended July 31, 1998,
the Company's preferred stock was
converted to common stock as follows:

  140,400 Series L preferred for 1,298,973 shares of restricted common


Cancellation of note receivable plus
interest for 1,500 common shares into
treasury
                 CAMELOT CORPORATION AND SUBSIDIARIES

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1998.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 1997 was $1,047 compared with $1,662,000 in the comparable quarter of 1997. Net loss for the three month period was $205,483 compared with a loss for the previous year of $2,748,900. These results are due to the lack of operations as the subsidiaries ceased doing business.

The consolidated balance sheets for the period show stockholders' equity of $1,500,023 compared with $1,707,668 for the financial year ended April 30, 1998. Total assets were $1,738,852 compared with $1,968,294 for the comparable period. The decrease in stockholders' equity and total assets was due to the loss attributable to closing of the operating subsidiaries.

Liquidity and Capital Resources

      Net cash used by operating activities for the three months ended July 31, 1998 was $143,251 compared with $1,274,900 in 1997. Net cash used by investing activities was $0 compared with $426,900 in 1997. Net cash used by financing activities was $4,800 compared with $40,700 in 1997. Cash and securities of $4,714 compares with $152,765 at April 30, 1998.

     The Company does not have any plans for capital expenditures. The Company will experience liquidity problems over the next twelve months due to its lack of revenue unless it is able to raise funds from outside sources. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way.


Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management is currently assessing the year 2000 compliance issue. The Company will expend necessary resources to assure that its computer systems are reprogrammed in time to deal effectively with transactions in the year 2000 and beyond. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified, converted or replaced. The Company also believes that the cost of conversion, modification or replacement will not have a material adverse effect on the Company's financial condition or results of operations. However, if such modifications and conversions are not completed timely or third parties on which the Company relies are unable to address this issue in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company.

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

       (b)  Reports on Form 8-K:  NONE


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

Date:     September 15, 1998