Form 10-Q
period 1998-10-31
CAMELOT CORP
filed 1998-12-15
CIK 13033

10

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 1998      Commission File No. 0-8299


                    CAMELOT   CORPORATION
        (Exact Name of Registrant as Specified in its Charter)


          Colorado                                84-0691531
   (State of other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)


     2661 Midway Road, Suite 224-226, Carrollton, Texas    75006
          (Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code:    (972) 733-3005

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                                   October 31, 1998

Common stock, $0.01 par value                 5,027,055

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       October 31, 1998April 30, 1998
                                           (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $    4,287     $  152,765
  Accounts receivable                         17,197         48,156
  Prepaid expenses                                 -         40,486
  Inventories, net of allowance for
     obsolescence of $808,581 at
     April 30, 1998                                -         50,000
       Total current assets                   21,484        291,407

OTHER ASSETS
  Preferred stock -
      related party                          530,917        611,305
  Investment in equity of
      Wincroft, Inc.  (comprising
      7,000 Preferred Shares and
      903,000 Common Shares at
      October 31, 1998 and 7,000
      Preferred Shares and 1,028,000
      Common Shares at April 30,1998)
      net of allowance of $ 5,420,811
      and $5,936,474 at October 31,
      1998 and April 30, 1998,
      respectively                           973,022      1,065,582


     Total other assets                    1,503,939      1,676,887

                                          $1,525,423     $1,968,294

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       October 31, 1998April 30, 1998
                                           (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable                        $  136,164     $  179,473
  Accrued expenses                             8,427         81,153
     Total current liabilities               144,591        260,626

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 5,027,055 and 1,784,200
     shares issued at October 31, 1998
      and  April 30, 1998, respectively         50,271          17,842
Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     1,345,308 and 1,453,400
     shares issued and outstanding at
     October 31, 1998 and April 30, 1998
        respectively                          13,453         14,534
  Additional paid-in capital              35,630,660     35,768,983
  Accumulated deficit                    (31,476,856)  (31,256,995)
  Less: treasury stock, at cost,
         30,245 and 28,745
         shares at October 31, 1998
         and April 30, 1998               (2,836,696)    (2,755,637)

Less Notes receivable related to purchase of
     common stock                                  -       (81,059)
       Total stockholders' equity          1,380,832      1,707,668

                                          $1,525,423     $1,968,294


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                                 October 31,
                                              1998         1997

REVENUE                                    $        -   $   26,400

COST OF SALES                                       -      106,500

  GROSS PROFIT (LOSS)                               -     (80,100)

OPERATING EXPENSES:
  General and administrative                   16,043      623,700
  Depreciation and amortization                     -       64,400
  Provision for Inventory E & O                     -            -
                                               16,043      135,000

LOSS FROM OPERATIONS                         (16,043)    (903,200)

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                 346       39,200
  Dividend income - affiliate                       -       11,700
  Gain (Loss) on disposition of assets         39,839        2,400
     Total other income (expense)              40,185       53,300

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                   24,142    (849,900)

DISCONTINUED OPERATIONS:
  Loss on disposal                           (14,375)            -

NET INCOME (LOSS)                               9,767    (849,900)

DIVIDENDS ON PREFERRED STOCK                        -      (3,700)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $    9,767   $(846,200)

INCOME (LOSS) PER SHARE:
   Income  (loss)  from continuing operations $   (.005)    $   (.539)
Loss from discontinued operations              (.003)      (.000)
  Dividends on preferred stock                 (.000)      (.002)

NET INCOME (LOSS) PER COMMON SHARE         $   (.002)   $  (.537)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         4,957,521    1,576,135

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Six Months Ended
                                                 October 31,
                                              1998         1997

REVENUE                                    $    1,047   $1,688,400

COST OF SALES                                   2,658    2,161,700

  GROSS PROFIT (LOSS)                         (1,611)    (473,300)

OPERATING EXPENSES:
  General and administrative                  326,183    2,877,900
  Depreciation and amortization                     -      191,000
  Provision for Inventory E & 0                     -      135,000
                                              326,183    3,203,900

LOSS FROM OPERATIONS                        (327,794)   (3,677,200)

OTHER INCOME (EXPENSES):
  Interest expense                                  -     (43,100)
  Interest income                                 840       94,800
  Dividend income - affiliate                       -       23,300
  Gain (Loss) on disposition of assets        157,619        3,400
     Total other income (expense)             158,459       78,400

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (169,335)   (3,598,800)

DISCONTINUED OPERATIONS:
  Loss on disposal                           (14,375)        (400)

NET INCOME (LOSS)                           (154,960)   (3,599,200)

DIVIDENDS ON PREFERRED STOCK                 (4,800)       (1,000)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $(159,760)   $(3,600,200)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $    (.031)  $  (2.707)
  Loss from discontinued operations             (.003)      (.000)
  Dividends on preferred stock                  (.001)      (.001)

NET INCOME (LOSS) PER COMMON SHARE         $    (.035)  $  (2.708)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         4,580,064    1,082,966

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Six Months Ended
                                                 October 31,
                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $(159,760)    $(3,599,100)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                    -       200,200
  (Gain) loss on disposal of assets        (157,619)        14,500
   Write-down of License Agreement                   -        453,300P
rovision for inventory obsolescence         (40,000)       135,400
  Non Cash transaction for securities         96,034       100,000
  Change in assets and liabilities
       Accounts and accrued  receivables      30,959        154,200
       Prepaid expenses                       40,486         73,200
       Inventories                                 -        185,600
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                       (81,059)              -
       Accounts payable and accrued expenses 116,035        320,800

  Net cash used by operating activities     (154,924)    (1,961,900)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment              -      (42,600)
  Purchases of marketable securities               -             -
  Proceeds from sale of property and
   equipment                                  11,246          8,200
  Loan to Director of Company                      -       (59,400)
  Deposits                                         -          9,200
  Licenses and product development                 -     (688,600)
     Net cash used by investing activities    11,246     (773,200)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                             -         5,000
  Sale of preferred stock                          -              -
  Proceeds from notes payable                      -       800,000
  Dividends on preferred stock               (4,800)       (1,000)
  Purchase of Treasury Stock                       -       (41,000)
Cash provided by financing activities        (4,800)      (763,000)

NET INCREASE (DECREASE) IN CASH            (148,478)     (1,972,100)

CASH AT BEGINNING OF PERIOD                  152,765     4,113,400

CASH AT END OF PERIOD                      $   4,287     $2,141,300

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $       -     $  71,200

See accompanying notes to these consolidated financial statements.
                 CAMELOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


NONCASH INVESTING AND FINANCING ACTIVITIES

                                                Six Months Ended
                                                  October 31,
                                                1998        1997

During the period under review,
Meteor Technology, plc expensed the UK,
Ireland Distribution Rights to DigiPhone.                (453,500)

During the period under review,
Meteor Technology issued shares in
settlement for rent obligations for
property previously occupied by
Telecredit Telekommunications GmbH                       (318,400)

During the period under review,
Camelot issued shares for commission
expense related to the $800,000 funding      (100,000)


During the six months ended October 31, 1997, the Company's preferred stock was converted to common stock as follows:

  2,330,000 Series I preferred
  for 701,819 shares of restricted common

During the six months ended October 31, 1998, the Company's preferred stock was converted to common stock as follows:

  159,000 Series L preferred for 1,745,964 shares of restricted common


During the six months ended October 31, 1998,
the Company cancelled a note receivable plus
interest for 1,500 common shares into
treasury                                         81,059


During the six months ended October 31, 1998 the Company paid off dividend due and redeemed the Preferred Shares, Series E by transferring
125,000 restricted common shares in Wincroft, Inc. at market value.

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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended October 31, 1998 was $0 compared with $26,400 in the comparable quarter of 1997. Net profit for the three month period was $9,767 compared with a loss for the previous year of $849,900. These results are due to the lack of operations as the subsidiaries ceased doing business.

The consolidated balance sheets for the period show stockholders' equity of $1,380,832 compared with $1,707,668 for the financial year ended April 30, 1998. Total assets were $1,525,423 compared with $1,968,294 for the comparable period. The decrease in stockholders' equity and total assets was due to the loss attributable to closing of the operating subsidiaries. During the quarter under review the Company failed to make its dividend payment on the Preferred Shares, Series E and paid off the dividend due and redeemed the Preferred Shares by transferring 125,000 restricted common shares in Wincroft, Inc. at market value. The Company's principal asset is a shareholding in Wincroft, Inc.

Liquidity and Capital Resources

      Net cash used by operating activities for the six months ended October 31, 1998 was $154,924 compared with $1,961,900 in 1997. Net cash supplied by investing activities was $11,246 compared with net cash used of $773,200 in 1997. Net cash used by financing activities was $4,800 compared with $763,000 in 1997. Cash of $4,287 compares with $ 152,765 at April 30, 1998.

     The Company does not have any plans for capital expenditures. The Company has negligible cash resources and will experience liquidity problems over the next twelve months due to its lack of revenue unless it is able to raise funds from outside sources. There are no known trends, demands, commitments, or events that would result in or that is reasonably likely to result in the Company's liquidity increasing or decreasing in a material way.


Year 2000 Readiness Disclosure

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

Date:     December 15, 1998