Form 10-Q
period 1999-01-31
CAMELOT CORP
filed 1999-03-03
CIK 13033

3

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended January 31, 1999      Commission File No. 0-8299


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

                        Yes      X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                             Shares outstanding at
          Class                                   January 31, 1999

Common stock, $0.01 par value                 6,293,740

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       January 31, 1999April 30, 1998
                                           (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $      806     $  152,765
  Accounts receivable                         16,597         48,156
  Prepaid expenses                                 -         40,486
  Inventories, net of allowance for
     obsolescence of $808,581 at
     April 30, 1998                                -         50,000
       Total current assets               $   17,403        291,407

OTHER ASSETS
  Preferred stock -
      related party                          530,917        611,305
  Investment in equity of
      Wincroft, Inc.  (comprising
      7,000 Preferred Shares and
      700,000 Common Shares at
      January 31, 1999 and 7,000
      Preferred Shares and 1,028,000
      Common Shares at April 30,1998)
      net of allowance of $5,408,435
      and $5,936,474 at January 31,
      1999 and April 30, 1998,
      respectively                           970,549      1,065,582


     Total other assets                    1,501,466      1,676,887

                                          $1,518,869     $1,968,294

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       January 31, 1999April 30, 1998
                                           (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable                        $   47,359     $  179,473
  Accrued expenses                             6,981         81,153
     Total current liabilities                54,340        260,626

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 6,293,740 and 1,784,200
     shares issued at January 31, 1999
      and  April 30, 1998, respectively         62,937          17,842
Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     1,345,305 and 1,453,400
     shares issued and outstanding at
     January 31, 1999 and April 30, 1998
        respectively                          13,453         14,534
  Additional paid-in capital              35,729,588     35,768,983
  Accumulated deficit                    (31,504,753)  (31,256,995)
  Less: treasury stock, at cost,
         30,745 and 28,745
         shares at January 31, 1999
         and April 30, 1998               (2,836,696)    (2,755,637)

Less Notes receivable related to purchase of
     common stock                                  -       (81,059)
       Total stockholders' equity          1,464,529      1,707,668

                                          $1,518,869     $1,968,294


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                                 January 31,
                                              1999         1998

REVENUE                                    $        -   $   22,500

COST OF SALES                                       -       32,600

  GROSS PROFIT (LOSS)                               -     (10,100)

OPERATING EXPENSES:
  General and administrative                    4,599      752,100
  Depreciation and amortization                     -      151,000
  Provision for Inventory E & O                     -            -
                                                4,599      903,000

LOSS FROM OPERATIONS                          (4,599)    (913,200)

OTHER INCOME (EXPENSES):
  Interest expense                                  -          600
  Interest income                                   6        4,600
  Dividend income - affiliate                       -       11,700
  Gain (Loss) on disposition of assets       (54,655)            -
     Total other income (expense)            (54,655)       16,900

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 (59,248)    (869,300)

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -     (14,000)

NET INCOME (LOSS)                            (59,248)    (910,300)

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $ (59,248)   $(910,300)

INCOME (LOSS) PER SHARE:
   Income  (loss)  from continuing operations $   (.010)    $   (.569)
Loss from discontinued operations              (.000)      (.009)
  Dividends on preferred stock                 (.000)      (.000)

NET INCOME (LOSS) PER COMMON SHARE         $   (.010)   $  (.578)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         6,144,552    1,576,136

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                              1999         1998

REVENUE                                    $    1,047   $1,710,900

COST OF SALES                                   2,658    2,194,300

  GROSS PROFIT (LOSS)                         (1,611)    (483,400)

OPERATING EXPENSES:
  General and administrative                  330,782    3,630,000
  Depreciation and amortization                     -      342,000
  Provision for Inventory E & 0                     -      135,000
                                              330,782

LOSS FROM OPERATIONS                        (332,393)   (4,490,400)

OTHER INCOME (EXPENSES):
  Interest expense                                  -     (42,500)
  Interest income                                 846       99,400
  Dividend income - affiliate                       -       35,000
  Gain (Loss) on disposition of assets        102,964        3,400
     Total other income (expense)             103,810        5,300

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                (228,583)   (4,495,100)

DISCONTINUED OPERATIONS:
  Loss on disposal                           (14,375)     (14,400)

NET INCOME (LOSS)                           (242,958)   (4,509,500)

DIVIDENDS ON PREFERRED STOCK                 (4,800)       (1,000)

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $(247,758)   $(4,510,500)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $    (.049)  $  (2.255)
  Loss from discontinued operations             (.003)      (.007)
  Dividends on preferred stock                  (.001)      (.000)

NET INCOME (LOSS) PER COMMON SHARE         $    (.053)  $  (2.262)

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         5,037,908    1,993,950

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $(247,758)    $(4,510,500)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Depreciation and amortization                    -       361,900
  (Gain) loss on disposal of assets        (102,964)        14,500
   Write-down of License Agreement                   -        453,300P
rovision for inventory obsolescence                -       135,400
  Non Cash transaction for securities         96,034       860,200
  Change in assets and liabilities
       Accounts and accrued  receivables    (31,559)         43,100
       Prepaid expenses                     (40,486)        124,700
       Inventories                          (50,000)        224,800
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                         81,059              -
       Accounts payable and accrued expenses 206,286        167,400

  Net cash used by operating activities     (89,388)     (2,125,200)

CASH FLOW FROM INVESTING ACTIVITIES:
  Loss on discontinued operations             14,375             -
  Purchases of property and equipment              -      (45,100)
  Purchases of marketable securities               -     (222,000)
  Proceeds from sale of property and
   equipment                                   2,740          8,200
  Loan to Director of Company                      -       (59,400)
  Deposits                                     4,727         15,500
  Licenses and product development               846     (688,600)
  Dividends Received                               -             -
     Net cash used by investing activities    22,688     (991,400)

CASH FLOW FROM FINANCING ACTIVITIES:
  Sale of common stock                             -         6,000
  Sale of preferred stock                          -              -
  Proceeds from notes payable                    600       800,000
  Dividends on preferred stock               (4,800)       (5,800)
  Purchase of Treasury Stock                (81,059)       (41,000)
Cash provided by financing activities       (85,259)        759,200

NET INCREASE (DECREASE) IN CASH            (151,959)     (2,357,400)

CASH AT BEGINNING OF PERIOD                  152,765     4,113,400

CASH AT END OF PERIOD                      $     806     $1,756,000

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                   $       -     $  71,200

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


NONCASH INVESTING AND FINANCING ACTIVITIES


                                               Nine Months Ended
                                                  January 31,
                                                1999        1998

During the period ending January 31,1998
Meteor Technology, plc expensed the UK,
Ireland Distribution Rights to DigiPhone.                (453,500)

During the period ending January 31,1998,
Meteor Technology issued shares in
settlement for rent obligations for
property previously occupied by
Telecredit Telekommunications GmbH                       (318,400)

During the period ending January 31, 1998,
Camelot issued shares for commission
expense related to the $800,000 funding                 (100,000)


During the nine months ended January 31, 1998, the Company's preferred stock was converted to common stock as follows:

  2,330,000 Series I preferred
  for 701,819 shares of restricted common

During the nine months ended January 31, 1999, the Company's preferred stock was converted to common stock as follows:

  162,000 Series L preferred for 2,342,301 shares of restricted common


During the nine months ended January 31, 1999,
the Company cancelled a note receivable plus
interest for 1,500 common shares into
treasury                                         81,059


During the nine months ended January 31, 1999, the Company paid off dividend due and redeemed the Preferred Shares, Series E by transferring
125,000 restricted common shares in Wincroft, Inc. at market value.

During the nine months ended January 31, 1999,
the Company settled a payable by the issuance
of 307,923 common shares                          4,619


During the nine months ended January 31, 1999,
the Company transferred 3,000 restricted common
shares in Wincroft, Inc. at market value
in payment of services                          (1,001)


During the nine months ended January 31, 1999,
the Company wrote off some of the Preferred
Shares-Affiliate to better reflect their
        current value                                  (80,388)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended January 31, 1999.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended January 31, 1999 was $0 compared with $22,500 in the comparable quarter of 1998. Net loss for the three month period was $(59,248) compared with a loss for the previous year of $(910,300). These results are due to the lack of operations as the subsidiaries ceased doing business.

The consolidated balance sheets for the period show stockholders' equity of $1,464,529 compared with $1,707,668 for the financial year ended April 30, 1998. Total assets were $1,518,869 compared with $1,968,294 for the comparable period. The decrease in stockholders' equity and total assets was due to the loss attributable to closing of the operating subsidiaries. During the nine months under review the Company failed to make its dividend payment on the Preferred Shares, Series E and paid off the dividend due and redeemed the Preferred Shares by transferring 125,000 restricted common shares in Wincroft, Inc. at market value. The Company's principal asset is a shareholding in Wincroft, Inc.

During the nine months under review, several inactive subsidiaries have been dissolved by their state of incorporation due to a lack of funding. As the Registrant has determined to reduce operations there was no need to continue to expend funds on inactive subsidiaries. As of February 22, 1999 Registrant is aware of the following subsidiaries dissolved by the state:

          Third Planet Publishing, Inc.
          Kids University, Inc.
          Maxmedia Distributing, Inc.
          Atlantic Media, Inc.
          Camelot Creative Designs, Inc.

Management expects that additional subsidiaries will become inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended January 31, 1999 was $89,388 compared with $2,125,200 in 1998. Net cash supplied by investing activities was $22,688 compared with net cash used of $991,400 in 1998. Net cash used by financing activities was $85,259 compared with $759,200 provided in 1998. Cash of $806 compares with $ 152,765 at April 30, 1998.

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

Date:     March 3, 1999