Form 10KSB
period 1999-04-30
CAMELOT CORP
filed 1999-08-02
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB
          (Mark One)
     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended April 30, 1999

     [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)
     For the transition period from                 to

     Commission file number          0-8299

                              CAMELOT CORPORATION
                (Name of Small Business Issuer in Its Charter)

               Colorado                           84-0691531
          (State or other jurisdiction of       (I.R.S. Employer
           Incorporation or Organization)        Identification No.)

          PMB 249, 6757 Arapaho Road, Suite 711, Dallas, Texas    75248
           (Address of Principal Executive Office)              (Zip Code)

          2661 Midway Road, Suite 224-226, Carrollton, Texas      75006
           (Former Address of Principal Executive Office)       (Zip Code)

                                   (972) 458-1767
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
          Title of Each Class                 on Which Registered

                 None                                None

     Securities registered under Section 12(g) of the Exchange Act:

                                                                    None

     Check whether the  issuer: (1) filed  all reports required  to be filed  by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.    [x] Yes [ ] No

     Check  if there is no disclosure of delinquent filers in response  to  Item
     405  of  Regulation   S-B  contained in  this form,  and   no  disclosure
     will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]Yes [ ] No

     Issuer's revenues for its most recent fiscal year is $    -    .

     As of July 16, 1999, the aggregate market value of the voting stock held by non-affiliates was $146,724.

     The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,293,740 at July 16, 1999.


     Documents  Incorporated by Reference.

                   NONE

                                       PART 1

     Item 1.   Business

     Camelot Corporation ("Registrant or the Company")  is a holding  company with one inactive subsidiary. All its other subsidiaries have been dissolved by its state of incorporation. During the fiscal year ended April 30, 1999 the Company had no operations. All previous business operations have been discontinued. The Company's primary assets are preferred shares in OTC Bulletin Board companies.

     The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company has made several acquisitions and divestments of businesses (see Discontinued Activities - Acquisition and Divestment History). The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. Subsequently it was unable to raise additional capital required to continue the trading activities of its operating subsidiaries. Its principle subsidiary, Third Planet Publishing, Inc. sold all rights, title and interests to its software and hardware products on March 31, 1998 and has since been dissolved by the state of Florida. Its remaining operating subsidiary mrcdrom.com, inc. liquidated its inventory and ceased trading in July, 1998. In July, 1998 all employees of Camelot and its subsidiaries were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

     Discontinued Activities - Acquisition and Divestment History

     The Company's activities were conducted through subsidiaries, all of which are now discontinued or have been sold. Third Planet Publishing, Inc., ("Third Planet") (established in January 1995) was a research and development company developing hardware and software solutions for audio
     and  video   conferencing   over   the   Internet.   mrcdrom.com,   inc.
     ("mrcdrom.com"), (established in March 1998) was an Internet catalog retailer of software. Camelot Internet Access Services, Inc. ("CIAS"), (established in June 1996) was a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI") (80% acquired in May 1997) was a U.S. public holding company whose only investment was a shareholding in Meteor Technology plc ("Meteor") a U.K. public company.

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

     The Company made other acquisitions as follows:

            Date            Name                   Business           Cost

          March 1991     Vesta Land Title Company  Titles           $120,000
          July 1991      Business Investigations   Investigations   $312,231
          July 1992      McKee-Blanchard           Appraisals       $ 32,203
          September 1992 First Appraisal Group     Appraisals       $ 15,000
          June 1994      Maxmedia Distributing     Software         $168,500
                                                   Distribution

     These companies ceased doing business in July 1994, July 1994, November 1993, November 1993, and May 1995, respectively.

     On September 16, 1988, the Company acquired Stock Transfer Company of America, Inc. ("STCA"), a transfer agent, for 6,666 newly issued common shares of the Company (post reverse split). In connection with this transaction, Daniel Wettreich was appointed a Director, Chairman and Chief Executive Officer and Jeanette Fitzgerald was appointed a Director. On April 11, 1994, following a decision by the Directors of the Company to discontinue financial services activities, STCA was sold to a company affiliated with Mr. Wettreich for book value, $13,276. (See Item 12. Certain Relationships and Related Transactions).

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

     In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the United Kingdom and Ireland in consideration for $1,950,575 payable by shares equal to approximately 10% of Firecrest. ("Digiphone Rights") In March 1996 all relations with Firecrest were terminated and Registrant sold all its shares in Firecrest in market transactions. Subsequently, Firecrest sold its DigiPhone Rights to Meteor. In July 1996, Registrant sold the European rights to distribute DigiPhone to DigiPhone Europe Ltd which became a subsidiary of Meteor. The consideration was 5,000,000 British Pounds of loan stock which was subsequently converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights to Meteor for 1,000,000 British Pounds of loan stock which subsequently was
     converted into Meteor shares.   In May  1998, DigiPhone International,
     Ltd. a Meteor subsidiary, became the exclusive marketing company for all Third Planet products on a worldwide basis.

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

     Registrant, through its acquisition of 80% of AMI in May 1997 obtained control of Meteor, a U.K. listed public company which was subsequently renamed Constable Group plc. Meteor's two operational subsidiaries, were DigiPhone International Ltd. and Meteor Payphones Ltd. DigiPhone International was the worldwide distributor for all products developed by Third Planet and was sold to Registrant in January, 1998 for cancellation
     of 500,000 British Pounds loan  stock owed to  Camelot by Meteor.   All
     rights owned by DigiPhone International were transferred to Third Planet Publishing prior to the sale of VideoTalk to Wincroft. Registrant sold all its shareholding in AMI for $38,063 on March 20, 1998. Meteor Payphones and its sister payphone companies were placed into liquidation on 30th March 1998. Constable Group plc (formerly Meteor Technology plc) was placed into liquidation on 31st July 1998.

     mrcdrom.com began operations in April, 1997 as an Internet shopping company selling software titles over the World Wide Web. It also announced the filing of a registration statement to raise up to $12,000,000 through an initial public offering (_IPO_) over the Internet, however such registration was withdrawn and no funds were raised. mrcdrom.com had losses throughout its trading history and due to the inability of Registrant to fund such continuing losses ceased doing business in July, 1998, liquidated all its inventory, and terminated all its employees. The Company is now inactive.

     Camelot Internet Access Services, Inc. was an Internet services provider formed in January 1996 using the UUNet backbone. This subsidiary's principle activities were the provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would
     otherwise be unable to  access the Internet.   The Company became inactive
     during 1997.

     In February 1997, Registrant acquired from Meteor the U.S.A. and Canadian rights to PCAMS software, a payphone contract and management system originally developed for Meteor's payphone subsidiary. The consideration was cancellation of 2,000,000 British Pounds unsecured convertible loan stock owed by Meteor to Camelot, and the issuance by Camelot of 3,238,400 restricted common shares of Camelot. Management intended to utilize PCAMS software both by offering such software to independent providers and by seeking acquisitions of payphone businesses. Registrant's limited resources precluded active marketing of this product and in March 1998 the product was sold back to Meteor for 70,000 British Pounds.

     Employees

     As of July 14, 1998, the Company ceased having any employees. Its directors and officers have since provided unpaid services on a part-time basis as needed to the Company.


     Item 2.        Properties


     Company previously leased, approximately 25,700 square feet of warehouse and office space in Carrollton, Texas on a lease expiring on December 31, 2000. As of July 24, 1998 this lease was terminated by the payment of $39,781 by the Company to the landlord and the Company has no further liability under the terms of the lease. The Company rents an accommodation address in Dallas, Texas on a month to month basis for a nominal fee.

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

                                       Part II

     Item 5.   Market for  Registrant's Common  Equity and  Related  Stockholder
     Matters

     The Company's common stock trades on the OTC Bulletin Board. The following table sets forth the quarterly high and low prices of the common stock for the period from May 1, 1997 through April 30, 1999 (post reverse split). They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                        High      Low


          1998

               First          July 31, 1997          3.06        3.06
               Second         October 31, 1997       5.44        4.78
               Third          January 31, 1998       3.62        2.69
               Fourth         April 30, 1998         0.31        0.12

          1999

               First          July 31, 1998         0.14         0.14
               Second         October 31, 1998      0.31         0.20
               Third          January 31, 1999      0.50         0.10
               Fourth         April 30, 1999        0.20         0.20

     As of July 16, 1999, the  Company had approximately 1,175 shareholders of
     record of Company's common stock.   No dividends have been declared on  the
     stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.


     Item 6.        Management Discussion and Analysis

     1999

     The Company's revenue for the period was $0 compared with $275,435 in 1998. Net loss for the period was $994,305 compared with a loss for the previous year of $6,074,163. These results are due to the lack of operations as the subsidiaries ceased doing business.

     The consolidated balance sheets for the period show stockholders' equity of $586,315 compared with $1,707,668 for the financial year ended
      April 30, 1998. Total assets were $633,883 compared with $1,968,294 for the comparable period. The decrease in stockholders' equity and total assets was due to the loss attributable to closing of the operating subsidiaries.

     The Company failed to make its dividend payment on the Preferred Shares, Series E and paid off the dividend due and redeemed the Preferred
     Shares  by  transferring 125,000 restricted common shares in Wincroft, Inc.
      at market value.

     A majority  of the  subsidiaries have   been  dissolved by  their state  of
     incorporation due to a  lack of funding.   The following subsidiaries  were
     dissolved by their respective states:

          Third Planet Publishing, Inc.
          Kids University, Inc.
          Maxmedia Distributing, Inc.
          Atlantic Media, Inc.
          Camelot Creative Designs, Inc.
          Business Investigations, Inc.
          SAC Distributing, Inc.
          Mr. CD-ROM Stores, Inc.
          Camelot Distributing, Inc.
          Camelot Internet Access Services, Inc.
          Camelot Energy, Inc.

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

     On February 15, 1999, the Registrant settled outstanding litigation with Audio Visual Group dba AIMS Media ("AIMS") in order to eliminate the expense of further litigation and without admitting any liability by the transference of 200,000 restricted common shares of Wincroft, Inc., owned by the Registrant to AIMS. The Company issued 275,192 shares and transferred 3,000 shares of Wincroft to its attorney's in settlement of legal fees in relation to this litigation.

     On February 24, 1999 in order to provide cash and future stream of cash flow the Company sold to Texas Country Gold Development, Inc., a company affiliated with its President, 700,000 shares of Wincroft for $87,500 payable $1,000 in cash and $86,500 in a note yielding 6%.

     Year 2000 Readiness Disclosure

     The  Company  is  aware of the issues associated with the  programming code
      in  existing computer systems as the year 2000 approaches.   The issue  is
      whether  computer   systems  will  properly   recognize   date-sensitive
     information when the year changes to 2000. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and will not have a material adverse effect on the Company's financial condition or results of operations.

     1998

     During the year the Company's principle operating subsidiaries were Third Planet Publishing, Inc. and mrcdrom.com, inc. Both these companies have discontinued operations. The Registrant now has no ongoing business operations and is inactive.

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

     On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of 2,000,000 British Pounds of loan stock owed to the Company by Meteor and #500,000 by the issuance by the Company
     to Meteor  of 80,960  restricted  common shares.  Mr.   Wettreich  and  Ms.
     Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for 70,000 British Pounds as the Company did not have the funds to market the software.

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

     In May 1997, the Company accepted a Preferred Share, Series J stock subscription by Adina, Inc., a public company of which Mr. Wettreich is a director and officer. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of AMI a public company whose major asset is fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividend. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

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

     On March 23, 1998, Registrant acquired from AMI 43,000 Preferred Shares, Series B of Forsam Venture Funding for $43,000 cash.

     On March 31, 1998, the Registrant's wholly owned subsidiary, Third Planet Publishing, Inc. entered into a conditional contract with Wincroft, Inc. to sell all right, title and interest in the VideoTalk product for $7,002,056 payable by the issuance of common stock, preferred stock and a promissory note in the amount of $2,000,000.

     Liquidity and Capital Resources

     1999

     Net   cash   used   by   operating  activities for  the 1999  was  $148,299
     compared with $3,757,870 in 1998. Net cash supplied by investing activities was $1,000 compared with net cash used of $730,884 in 1998.
      Net cash  used  by  financing  activities  was    $4,800  compared  with
     $1,611,520 provided in 1998. Cash of $666 compares with $152,765 at April 30, 1998.

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

     Item 7.        Financial Statement and Supplementary Data

     Index to Consolidated Financial Statements        Page

     Report of Independent Auditors                    F-1

     Consolidated Financial Statements
          Balance Sheet - April 30, 1999               F-2

          Statements of Operations and Other Comprehensive Income
              for  the  years ended April 30, 1999 and 1998          F-3

          Statements of Stockholders' Equity for the
              years ended April 30, 1999 and 1998      F-4

          Statements of Cash Flows for the years ended
              April 30, 1999 and 1998                  F-5 and
                                                       F-6

          Notes to Consolidated Financial Statements   F-7 through

                             Larry O'Donnell, CPA, P.C.
     Telephone (303) 745-4545                        2280 South Xanadu Way
                                                                 Suite 370
                                                 Aurora, Colorado    80014



                            REPORT OF INDEPENDENT AUDITOR

     Board of Directors and Stockholders
     Camelot Corporation and Subsidiaries

     I  have   audited the accompanying consolidated  balance sheet of   Camelot
     Corporation  and  Subsidiaries   as   of April    30,   1999   and   the
     related consolidated statements of  operations, stockholders' equity, and
     cash  flows   for    the    two years    then   ended.    These financial
     statements  are the responsibility   of    the     Company's management.
     My responsibility    is   to  express    an opinion  on  these    financial
     statements  based  on my  audit

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes
     examining,  on   a   test basis,   evidence supporting  the amounts  and
     disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation and Subsidiaries as of April 30, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 1999 and 1998, in conformity with
       generally  accepted   accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Larry O'Donnell, CPA, PC

     July 28, 1999

                        CAMELOT CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheet
                                   April 30, 1999

                                       ASSETS

     CURRENT ASSETS
      Cash and cash equivalents                 $     666
      Accounts receivable                          15,800

          Total current assets                     16,466

     OTHER ASSETS
       Note receivable - related party             86,500
       Note receivable - officer,
           net of allowance of $1,914,216            -
       Preferred stock-related party              530,917

              Total other assets                  617,417

                                                $ 633,883

                        LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
      Accounts payable                          $    47,570

          Total current liabilities                  47,570

     STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, 50,000,000
       shares authorized, 6,293,740 shares
       issued and outstanding                        62,937
      Preferred stock, $.01 par value,
       100,000,000 shares
       authorized, 1,345,305 shares issued
       and outstanding                               13,453
      Additional paid-in capital                 35,597,919
      Accumulated deficit                       (32,251,300)
      Less treasury stock at cost,
      29,245 shares                              (2,836,696)

          Total stockholders' equity                586,313

                                               $    633,883


             See accompanying notes to consolidated financial statements
                                         F-2

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                Years Ended April 30,

                                                1999               1998

       REVENUES                            $       0         $    275,435

       COSTS  AND EXPENSES
          Cost of sales                            -              143,656
          General and administrative          59,498            3,084,321
          Provision for inventory
              obsolescence                         -              363,837
          Depreciation and amortization            -              279,295

          Total costs and expenses            59,498            3,871,109

       LOSS FROM OPERATIONS                  (59,498)          (3,595,674)

       OTHER INCOME (EXPENSE)
          Interest and miscellaneous               -              100,491
          Dividend income - related party          -               46,657
          Gain/Loss on disposition of assets                     (796,664)
          Loss on investment in affiliate   (83,388)             (811,433)
          Note receivable allowance               -            (1,025,216)
          Realized gain (loss) on sale of
              marketable securities        (841,419)                7,676

           Total other income (expense)    (934,807)           (2,478,489)

       NET LOSS                            (994,305)            (6,074,163)

     DIVIDENDS ON PREFERRED STOCK           (4,800)                (19,200)

     TOTAL COMPREHENSIVE INCOME ATTRIBUTAL
          TO COMMON STOCKHOLDERS          $(999,305)       $   (6,093,363)


         INCOME (LOSS) PER SHARE:
           Net Loss                      $     (0.19)       $       (3.88)
           Net Loss attributable to
             common stockholders         $     (0.19)       $       (3.89)

       Weighted average number of
          common stock and common stock
          equivalent shares                5,308,453                1,565,543


             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity
               For the Period from May 1, 1997 through April 30, 1999

                           Common    Common  Preferred   Preferred  Additional
                           Stock     Stock   Stock       Stock      Paid In
                           Shares    Amount  Shares      Amount     Capital

        Balance at May 1,
        1997               881,763   18,818  2,438,056   124,38     34,021


        Conversion of
        Series L
        Preferred
        Stock to
        Common Stock       662,437   6,624   (1,876,920) (18,769)   15,270

        Sale of preferred       -    2,400       -           -     380,750
           stock for cash

        Sale of common    240,000       -        50           -     480,000
        stock for cash

        Series J
        Preferred stock         -       -    892,214        8,922    85,295
        issued for
        acquisitions

        Accrued interest
        on stock                -      -         -               -       -
        subscription
        receivable

        Purchase of             -      -        -                -       -
        treasury stock

        Sale of                 -      -         -              -    800,000
        convertible
        debentures

        Preferred stock
        dividends to:           -      -        -                -   (19,200)
          Related parties
          Other parties -       -      -        -                -     5,507
        reverse uncleared
              payments


        Net loss                -      -        -                 -       -

        Balance at April 30,
        1998                 1,784,200  17,842  1,453,400     14,534  35,768,983

        Exchange of
        Series L                -      -    (108,095)        (1,081) (123,919)
        Preferred
        Stock for
        shares of
        Wincroft

        Adjustment to      4,234,348   42,343                 (42,343)
        correct shares

        Issuance of
        Common Stock for    275,192   2,752
           services

        Cancellation of
        Common
        Stock
        subscription for
        treasury stock

        Change in
        unrealized loss
        on available for
        sale securities

        Preferred Stock
        dividends to                                     (4,800)
           related party

        Net Loss

        Balance at April  6,293,740   $62,937  1,345,305   $13,453  $35,597,919
        30, 1999

             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity  (continued)
               For the Period from May 1, 1997 through April 30, 1999

                          Accumulated  Treasury  Stock         Total
                          Deficit      Stock     Subscription  Stockholders'
                                                               Equity
                                                               (Deficit)

        Balance at May 1,
        1997            (25,182,832)  (2,714,575)   (78,644)  6,078,509


        Conversion of
        Series L                  -        -            -        3,126
        Preferred
           Stock to
        Common Stock

        Sale of preferred         -        -             -      480,000


        stock for cash

        Sale of common            -        -            -        383,150
        stock for cash

        Series J
        Preferred stock           -        -             -        94,217
        issued for
        acquisitions

        Accrued interest
        on stock                  -        -            (2,415)   (2,415)
        subscription
        receivable

        Purchase of               -     (41,063)          -      (41,063)
        treasury stock

        Sale of                   -        -               -      800,000
        convertible
        debentures

        Preferred stock
        dividends to:             -        -             -        (19,200)
          Related parties
          Other parties -         -        -            -            -
        reverse uncleared
              payments


        Net loss          6,074,163

        Balance at April
        30, 1998         (31,256,995)  (2,755,638)   (81,059)   1,707,667

        Exchange of
        Series L                                                (125,000)
        Preferred
        Stock for
        shares of
        Wincroft

        Adjustment to
        correct shares

        Issuance of
        Common Stock for                                           2,752
           services

        Cancellation of
        Common
        Stock                             (81,059)     81,059
        subscription for
        treasury stock

        Change in
        unrealized loss                                            (362,919)
        on available for
        sale securities

        Preferred Stock
        dividends to                                                (4,800)
           related party

        Net Loss          (994,305)                               (994,305)

        Balance at April
        30, 1999        $(32,251,300)  $(2,836,697)      -         $586,314

             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                Years Ended April 30,

                                                    1999         1998
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (Loss)                           $ (994,305)   $(6,074,163)
           Adjustments to reconcile net  loss
             to net cash used in  operating
             activities:
           Non cash transactions for services       4,415               -
           Accrued  interest  addition to
             related party note  receivable                        (2,415)
           Depreciation and amortization                          279,295
           Loss on disposal of securities          931,807

           Write up of securities to market value                  (7,676)
           Provision for inventory obsolescence     50,000        363,837
           Note receivable allowance                            1,025,216
           Proceeds from trading securities                      (738,480)
           Change in assets and liabilities
             Accounts receivable                   32,356         114,436
             Prepaid expenses                      40,486         127,283
             Inventories                                           87,664
             Other assets                                          23,114
             Accounts payable and accrued
               expenses                          (213,058)       (432,941)
        Net cash used in operating activities    (148,299)     (3,757,870)
        CASH FLOW FROM INVESTING ACTIVITIES:
          Purchases of property and equipment                     (84,583)
          Investment in affiliate                                  13,829
          Proceeds from available for sale
             securities                            1,000          391,042
          Purchases available for sales securities               (375,098)
          License, trademarks and product development            (619,047)
          Issuance of note receivable - related party             (57,027)
        Net cash provided by (used in)
           investing activities                    1,000         (730,884)
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                     383,150
          Sale of preferred stock                                1,283,125
          Dividends paid                          (4,800)          (13,692)
          Purchase of treasury stock                               (41,063)
        Net  cash provided by (used in)
          financing  activities                   (4,800)        1,611,520
        NET INCREASE (DECREASE) IN CASH         (152,099)       (2,877,234)
        Cash at beginning of year                152,765         3,029,999
        Cash at ending of year                 $     666     $     152,765



             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)
                                Years Ended April 30,

                                                  1999       1998
             Supplemental information:
                Cash  paid for interest         $     -    $   -

                Cash  paid for income taxes     $     -    $   -

             NONCASH INVESTING AND FINANCING ACTIVITIES

        In fiscal 1999, The Company sold shares of Wincroft, Inc. to a related party for $1,000 cash and a note receivable of $86,500.

        In fiscal 1999, the Company exchanged 1,081 shares of preferred stock for shares of Wincroft, Inc.

        In fiscal 1998, the Company's Preferred Stock was converted to the Company's restricted common stock as follows:

             24 Series L for 1,407,285 shares of restricted common 453,080 Series I for 9,049,629 shares of common

        In fiscal 1998 as discussed in Note 7, the Company sold its VideoTalk
        business for a note receivable and  preferred and common stock   with
        assets valued at $1,065,582.

        In fiscal 1998, the Company acquired stock of Alexander Mark Investments (USA), Inc. (which later changed its name to Wincroft, Inc.) for issuance of preferred stock valued at $94,217. In March, 1998 the Company exchanged its shares in Alexander Mark Investments
        (USA), Inc. for  8% Preferred  Shares of   Forsam  Venture Funding  ,
        Inc..




             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business Activity and Principles of Consolidation

          The  consolidated financial statements include the Company and  its
          majority owned  subsidiaries (collectively  the "Company").   The
          Company is now inactive and all its operating subsidiaries have discontinued operations. The Company was primarily engaged in
          research and   development  of   Internet software  and  hardware
          and  the retailing  of computer    software   over the  Internet.
          Discontinued operations  of subsidiaries were  involved in  selling
          software  products   through retail stores  located in the Dallas
          metroplex, the  provision   of  Internet services, video  marketing
           and  distribution, financial services,  real  estate rentals,  and
          oil   and  gas development.  Significant intercompany accounts  and transactions have been eliminated.

          Cash and Cash Equivalents

          The    Company   considers  all  highly liquid  investments  with
          original maturities of three months or less to be cash equivalents. The company and its subsidiaries maintain cash balances at several financial institutions and a brokerage firm in Carrollton, Texas. Cash equivalents are composed primarily of
          investments in a money market account.   The Company  believes it
          is  not  exposed   to  any significant credit  risk  on  cash   and
           cash equivalents.

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

          Software development costs are amortized utilizing the straight-line method over the estimated economic lives of the related products not to exceed two years. Amortization of capitalized software costs for April 30, 1998 was $86,703 and. Capitalized software development costs were $302,510 at April 30, 1998 and 1997, respectively. Total research and development costs
          charged   to  general   and   administrative  expenses      were
          approximately  $261,000 and for  the years ended April 30, 1998.

          Trademark and Licenses

          Trademarks    and   licenses    are stated  at    cost,   net    of
          accumulated amortization, which is provided using the straight-line method over 5 to 10 years.

          Loss Per Share

          Loss  per  common   share is computed on the basis of the  weighted
           average number    of   common   shares  outstanding  during  the
          respective    periods.  Outstanding  stock  warrants,  options  and
          preferred shares are excluded from the computations as their effect would be anti-dilutive. During 1998, common shares were issued upon conversion of preferred shares. Had this conversion of preferred stock occurred on May 1, 1998 net loss per common shares would have been $3.69 for 1998.

          During 1999, common shares were issued upon conversion of preferred shares. Had this conversion of preferred stock occurred on May 1, 1998, net loss per common share would have been $16.71 for 1999.

          Software Revenue Recognition

          Revenue from sales of software is generally recognized upon delivery of the software provided that no significant obligations remain and collection of the resulting receivable is deemed probable.
          Advertising Costs

          Advertising    costs,  included  in  general  and  administrative
          expenses, are   charged to  operations when  the advertising  first
          takes place and  were  $27,924 for 1998.

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

        2.   ACCOUNTS RECEIVABLE AND CREDIT RISK

          The Company's trade receivables at April 30, 1999 and 1998 are primarily due from an ex-employee unsecured loan and from major
           computer software distributors.        The Company believes it  is
          not exposed to significant credit risk.

        3.   INVENTORIES

          Included in the accompanying April 30, 1998 balance sheet is inventory of computer software at a carrying value of $50,000 which was management's estimate of its net realizable value. At April 30, 1999, the entire amount of unsold inventory was written off. Major classes of inventories consist of the following at April 30,:.

                                                1999          1998


             Software                              -         $908,581
             Less: Allowance for slow moving
                    and obsolescence                          858,581

                       NET                                   $ 50,000

        4.   MARKETABLE SECURITIES

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

          Sales proceeds and gross related gains and losses on securities are as follows:

                                       1999            1998
                  Cost basis                         $383,366
                  Proceeds                            391,042
                  Realized gains                       27,135
                  Realized losses                      19,459


          The Company uses the specific identification method to determine the cost of securities sold.


        5.   NOTE RECEIVABLE-RELATED PARTY

          During fiscal 1999, the Company sold shares of Wincroft, Inc. to a Company affiliated with the President and Chief Executive Officer.
           The note is unsecured, due on demand and bears interest at 6%.


        6.   NOTE RECEIVABLE - OFFICER

          During   fiscal  1997,   the Company  loaned  the   President and
          Chief Executive   Officer of the Company  $1,800,000.  The loan  is
          evidenced  by  a nonrecourse   note,  which  bears interest at  6%,
           with   all  principal   and accrued   interest due   November  14,
          2006.   The  note is    collateralized   by approximately    33,500
          shares of common stock of the  Company which  had  a market   value
           of $1,800,000  on September  25, 1996  and is   not   subject   to
          additional  calls for  security regardless  of any  changes in  the value of the stock. At April 30, 1998, these shares had a market value of approximately $3,115. The allowance of $1,914,216, which includes the interest on the note is to provide for impairment of the collateral.

        7.   INVESTMENT IN AFFILIATE

          In  May,  1997, the  Company acquired 80% of the outstanding  stock
           of Alexander  Mark   Investments, USA, Inc. (which later changed
          its   name  to  Wincroft,   Inc.).  In  March, 1998,  the Company
          exchanged  its  shares   in Alexander Mark  Investments, USA,  Inc.
          for 8% preferred shares  of  Forsam Venture Funding, Inc.

          An   officer   of   the  Company is  a director  of Forsam.   The
          carrying amount   of   the investment is  $80,388.  The  investment
          was written off during fiscal 1999.

          On March 31, 1998, the Company's wholly owned subsidiary, Third Planet Publishing, Inc. sold all right, title and interest in VideoTalk product for $7,002,056 which was paid by issuance of common and preferred stock valued at $5,002,056 and a promissory note for $2,000,000. On June 29, 1998, the Company agreed to satisfy the promissory note for preferred stock and the Company is treating the transaction as if it accrued at year end.
          This  investment was accounted for using the equity method  because the Company owned 20% of  Wincroft, Inc.  The investment had  been valued  at the net book  value of the assets transferred, which  is
          $1,065,582.   During fiscal  1999, the  Company sold its shares at
          a loss of $841,419.

        8.   ACCRUED EXPENSES

          The following is a summary of accrued expenses at April 30,:


                                                1999       1998

             Taxes                           $           $ 29,811
             General and administrative                    36,077
             Fees                                          15,265

                                             $          $  81,155

        9.  INCOME TAXES

          The Company  had no   current State or  Federal income tax  expense
          for each of the   years ended April 30, 1999 and 1998.

          Deferred   tax  assets  and  liabilities are determined based  on
          the difference   between currently  enacted tax rates.   Deferred
          tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

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

          The    components    of  deferred  taxes  at  April  30,  in    the
          accompanying balance sheets are summarized below:

                                                1999          1998


          Inventories                                         291,000
          Other                                                 4,000
          Note receivable allowance            651,000        651,000

          Investment valuation adjustment      123,000      1,191,000

          Capital loss carryforward            323,000        115,000

          Net operating loss carryforward    9,520,000      8,800,000

        Less valuation allowance           (10,617,000)   (11,052,000)
        Deferred tax asset-net               $       -     $        -

          At April  30, 1999, the  Company has  approximately $26,000,000  of
          unused Federal   net operating loss carryforwards, which expire  in
          the  years  2003 through 2013.

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

        10.  STOCKHOLDERS' EQUITY

           Common Stock

           The  brother   of the President of  the Company purchased  100,000
           shares of the Company's restricted common stock for $278,150 in various transactions during fiscal 1998.

           Unrelated   third  parties  purchased 140,000  shares    of    the
           Company's restricted  common  stock  for   $105,000  in    various
           transactions during fiscal 1998.

           Preferred Stock

        The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 1999:

          Number of Shares

          Series of         Authorized          Issued and
          Preferred         Stock               Outstanding
                  A              2,000                   -
                  B             75,000                   -
                  C             50,000                   -
                  D             66,134                   -
                  E            108,056                   -
                  F             15,000                   -
                 BB          1,000,000                   -
                  G          5,333,333                   -
                  H         17,000,000                   -
                  I         10,000,000                   -
                  J         60,000,000           1,345,295
                  K            412,000                   -
                  L            500,000                  10
        TOTAL               94,061,523          1,345,305

           During fiscal 1998, 26 shares of Series L were converted to 1,407,285 shares of common stock.

          During fiscal 1998, 453,080 shares of Series I were converted to 9,049,629 shares of the Company's common stock.

          Series E preferred shares owned by a trust affiliated with the President of the Company are entitled to receive a cumulative dividend equivalent to $1,600 per month. Dividends in the amount of $4,800 and $19,200 were declared and paid each during the years ended April 30, 1999 and 1998.

          Series  H  preferred shares  ("Series H") are entitled  to  receive
           a  dividend    of  9%  payable  quarterly.    The  Series  H   are
          convertible to  common shares  at  twenty  percent off the  closing price  of  the  common  shares.

          Series L preferred shares ("Series L") are entitled to receive a cumulative dividend of 7%, payable in common shares of the Company. The Series L are convertible to common shares at twenty percent off the closing price of the common shares. All shares will automatically be converted into common shares two years after issuance.

          Any split or  combination of common shares requires a  simultaneous
          split  or  combination  of  each   series of preferred shares and
          visa  versa.    Upon liquidation  or  dissolution of the Company,
          holders of each series of preferred shares are entitled to receive, to the extent of their par value, pro rata with other preferred shareholders and before holders of common shares, all assets legally available for distribution to stockholders. Each series of preferred shares issued as of fiscal year-end is nonvoting.

        11. STOCK OPTIONS

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

          Outstanding stock  options outside the Plan  were 86,250 at   April
          30, 1999 and 1998,

          The following schedule summarizes the changes in the Plans:

                                                 1999        1998

          Options outstanding  at               282,375     275,388
          beginning at year
               Granted                                      183,563
                   Exercised                                      -
                   Canceled                    (176,576)

          Options outstanding  at end of year   282,375     282,375

          Options execrable at end of year      282,375     282,375
          Average price of options:
                   Granted during year                     $  2.063

             Exercised during year                                -
             Canceled during year                            12.160

             Outstanding at  end of year                      2.063



          Company   recognized and measures compensation  costs related  to
          stock option   plans utilizing the  intrinsic value based method.
          Accordingly,   no compensation  cost   has  been  recorded.   Had
          compensation expense been determined on the fair value of awards granted, net loss and loss per share would have been as follows:

                                                   1998

                                        As Reported      Pro forma

                  Net loss              $(6,074,163)     $(6,538,653)

                  Loss per share        $     (3.88)     $     (4.18)

          The   fair   value of  each option  is estimated  using the  Black-
          Scholes option-pricing  model with the following assumptions   used
           for  grants  in 1998: risk free interest rate 4.5%; expected  life
          10 years;  expected volatility 30%;  dividend yield 0%.   The  fair
          values  generated  by  the    Black-Scholes    model  may  not   be
          indicative of the future benefit, if any, that may be received by the option holder.

        12. RELATED PARTY TRANSACTIONS

          On February 24, 1999 in order to provide cash and future stream of cash flow the Company sold to Texas Country Gold Development, Inc., a company affiliated with its President, 700,000 shares of Wincroft for $87,500 payable $1,000 in cash and in a note yielding 6%.

          The  Company  received management  fees of $54,000, for the   years
           1998, from a securities transfer agent company affiliated with the President of the Company.

          During  fiscal  1996, an  officer  of  the Company  was  given  the opportunity  to execute  a  6%  interest bearing note in  principal
           amount   of    $75,156   to  exercise  stock options.    The  note
          receivable, was  collaterized by   the  pledge of  1,500 shares  of
          common stock of the Company and was due on January 18, 1998. The Company accepted company stock in settlement of the loan.

          The Company owns  21,495 shares of Forme  Capital's  Series A,  10%
          Noncumulative   Preferred Stock, 50,000  shares of Series  B, 10%
          Non-cumulative Preferred  Stock  and   466,571  shares of  Series
          C, 10% Non-cumulative Preferred Stock. The preferred shares have no voting rights, pay dividends at the discretion of Forme's board of directors, and have priority for payment upon dissolution of Forme over Forme's common stock. The Company
          received   dividends of $46,657 from  Forme Capital during fiscal
          year 1998.

        13. COMMITMENTS AND CONTINGENCIES

          Leases

          The  Company  rented  office space for its corporate headquarters
          from  Forme   under   a   September  1993  agreement expiring  in
          September  1998.   In March,  1998,   the Company and Forme  agreed
          to terminate the  lease.   Rent expense incurred  with  Forme   for
           fiscal  1998 was  $135,000.

          In addition, the Company rented office and warehouse space in the Carrollton, Texas area. This lease was terminated in July, 1998.

          Total   rent   expense, all  of which  were minimum  rentals, for
          fiscal  1999, and  1998 was  approximately $40,000  and   $300,000,
          respectively.

          Litigation

          During  the  ordinary  course of business, the Company is  involved in  legal proceedings  and regulatory  inquiries which  management does  not  expect  to have  a  material  effect  on  the  financial position of the Company.

          Liquidity and Capital Resources

          The    consolidated  statement of  operations  presented  in  the financial statements reflects net losses for the years ended  April
          30, 1999  and 1998.    However,  the   Company has been  able  to
          improve it's financial position through preferred and common stock offerings and has been able to raise $1,666,275 in 1998 and through private placements. As indicated at Note 16, the Company has discontinued its operating subsidiaries and sold its Videotalk product line in exchange for shares in Wincroft, Inc.

        14. DISCONTINUED OPERATIONS

          During the year ended April 30, 1998, management determined that its operating subsidiaries should not continue in business.
           Third    Planet  Publishing,   Inc.  sold  all  rights  title  and
          interests to its software  and  hardware  on  March 31, 1998.   The
          other subsidiaries ceased  operating  by July 1998.

          The following information for the discontinued operations is for the year ended April 30, 1998.

          (Loss) on disposition of assets            $  (189,825)
          Revenues                                       162,500
          Cost of sales and inventory write down         507,443
          General and administrative expenses          1,559,769
          Net income(loss)                            (2,094,537)

             Earnings per share                      $     (1.34)



        Item 8.     Disagreements on Accounting and Financial Disclosure

        Lane   Gorman  Trubitt,    L.L.P.  was  dismissed  as  the  Company's
        independent auditors effective May 22, 1998.

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

                                      PART III

        Item 9.     Directors and Executive Officers of the Registrant

        The following persons serve as directors and/or officers of the Company as of July 28, 1999:

        Name             Age   Position     Period Served       Term Expires

        Daniel Wettreich 47    Chairman,    September 16, 1988  Next Annual
                               President,                       Meeting
                               Director

        Allan S. Wolfe   67    Director          May 24, 1993   Next Annual
                                                                Meeting

        Daniel Wettreich

        Daniel Wettreich is Chairman, President and Director of the Company(1) since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., a holding company, and Adina, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities. From July 1996 to July 1998, he was a Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(3). In July 1993, he was appointed Director of Goldstar Video Corporation(2) following an investment by the Company. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

        Allan S. Wolfe

        Allan S. Wolfe has been a Director of the Company since May, 1993. He is a director of Palm Desert Art, Inc., formerly Database Technologies, Inc., a public company now involved with art galleries, from May 1986 to the present. He is also, since 1984, a director and Chief Executive Officer of Pathfinder Data Group ("PDG"), a database company. A subsidiary of PDG, Pathfinder Data, Inc., filed for protection from creditors under Chapter 11 and has since been converted to Chapter 7.

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

        Item 10. Executive Compensation

        The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 1999. No bonuses were granted to any officer, nor was any compensation deferred.

                             SUMMARY COMPENSATION TABLE

                              Annual Compensation  Long-Term Compensation

                                                      Awards   Payouts

                                                    Restr-
        Name and                           Other    icted   Opt-  LTIP   All
        Principal      Year Salary  Bonus  Annual   Stock   ions/ Pay    Other
           Position                        Compens  Award   SARs  outs   Compens
                                           ation     (s)                 ation


        Daniel         1997  $250,000  -      -       -    175,000    -  $(1)
        Wettreich      1998  $250,000  -      -       -    100,000    -  $(1)
        Chairman and   1999  $ 52,083  -      -       -   (275,000)   -  $(1)
        CEO (1)

        (1) In July 1995, Mr. Wettreich became an employee of Company and Mr. Wettreich entered into an employment contract with Company. In July 1998 Mr. Wettreich agreed to terminate his contract with no cost to the Company. In April 1999 he surrendered his options to the Company with no cost to the Company.

        Directors of the Company are reimbursed for reasonable expenses incurred in attending meetings of the Board of Directors.

        Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of Company or a change in the officer's responsibilities following a change in control.

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

        Item 11.  Security  Ownership  of   Certain  Beneficial  Owners   and
        Management

        The following table sets forth as of July 16, 1999 information known to the management of the Company concerning the beneficial ownership of Common Stock by (a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (2 persons).

        Name and Address of           Amount and Nature of          Percent
        Beneficial Owner              Beneficial Ownership          of Class

        Daniel Wettreich               1,402,928     (1)            17.7%
        6959 Arapaho Road, Suite 122
        Dallas, Texas 75248

        Allan Wolfe                         10,250      (2)           *
        390 South River Road
        Suite 5
        Bedford, NH  03110

        All Officers and Directors          1,413,178     (1)(2)    17.7%
        as a group (2 persons)

        * Under 0.1%

        Forsam Venture Funding, Inc.       1,345,295   (1)          17.7%
        6959 Arapaho Road, Suite 122
        Dallas, Texas  75248

           (1) 1,345,295 of these are Preferred Stock , Series J, which have voting rights, and are owned by Forsam Venture Funding, Inc., ("Forsam") a Delaware corporation of which, Mr. Wettreich is a director and officer. 57,633 shares are owned by AM Investments, Ltd. ("AM") a UK corporation of which Mr. Wettreich is a director. Mr. Wettreich has disclaimed any beneficial interest in the shares owned by Forsam and AM. (See
              Item 13.  Certain Relationships and Related Transactions).

           (2)Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.

        Item 12.  Certain Relationships and Related Transactions

        On February 24, 1999 in order to provide cash and future stream of cash flow the Company sold to Texas Country Gold Development, Inc., a company affiliated with its President, 700,000 shares of Wincroft for $87,500 payable $1,000 in cash and in a note yielding 6%.

        On May 20, 1997 Adina, Inc. subscribed for (post reverse) 1,345,295 restricted Preferred Shares, Series J of the Company with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc. to the Company. 892,215 of the Preferred Shares were issued upon execution of the Agreement and 453,080 were subsequently issued as deferred consideration. The Preferred Shares have one vote per share and vote with the common shares, are non convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares. On April 18, 1998 Adina sold the Preferred Shares, Series J to Forsam Venture Funding, Inc., a company of which Mr. Wettreich is a director and officer.

        Stock Transfer Company of America, Inc., ("STCA") a company affiliated with the President of the Company provided services during the year ended April 1999, and 1998  as a securities transfer  agent.
         A total  of $1,000,   and  $18,855 were  paid by  Company for  these
        services.  In  the opinion of  the Board of  Directors, the terms  of these transactions were as fair to the company as could have been made with an unaffiliated party. Additionally, STCA received management services from the Company and paid $6,000 per month starting in November 1997 until April 30, 1998.

        Until March 1998 the Company leased 10,000 square feet of offices from Forme Capital, Inc., a company affiliated with the President of the Company. Total rent paid during fiscal 1998 and 1997 was
        $135,383 and $80,000, respectively. The lease agreement and transactions related thereto were approved by a vote of Company's shareholders. In September 1997 the lease was terminated by mutual consent and the Company paid approximately $17,000 on a month to month basis thereafter. In February, 1998 the Company vacated the premises and consolidated its offices at 2415 Midway Road. The Company surrendered the Midway lease to the landlord in July 1998 for $39,781.

        During fiscal 1998 and 1997, Company received dividend payments from Forme Capital, Inc., Preferred Shares Series C in the amount of $46,657 for 1998 and $46,657 for 1997.

        On January 17, 1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $75,156 to exercise options to purchase Company stock. This loan bears interest at a rate 6% per annum. The Company agreed to accept Company stock in settlement of the loan.

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

        On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of 2,000,000 British Pounds of loan stock owed to the Company by Meteor and 500,000 British Pounds by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for 70,000 British Pounds as the Company did not have sufficient funds to market the software and was restricted in its ability to sublicense the software.

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

        In May, 1997, the Company accepted a Preferred Share, Series J stock subscription by Adina, Inc., a public company of which Mr. Wettreich is a director and officer. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of Alexander Mark Investments (USA), Inc. a public company whose major asset is fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividends. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

        On May 30, 1997, the Company subscribed for #500,000 1997-2007 10% unsecured redeemable loan stock of Meteor by paying cash. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

        On March 20, 1998 Registrant sold to Forsam Venture Funding, Inc.3,837,706 shares in AMI for its then net asset value per share of $24,233 payable by the issuance by Forsam of 8% Preferred Shares. Mr. Wettreich is a director of Forsam and did not participate in any director vote relating to this transaction. At the same time Registrant sold to Abuja Consultancy, Ltd. 2,192,265 shares in Alexander Mark Investments (USA), Inc. for $13,830 cash. These transactions represented Registrants total shareholding in Alexander Mark Investments (USA), Inc.

        On March 20, 1998 Registrant sold to Abuja Consultancy, Ltd. 1,149,464 shares in Meteor Technology plc representing its total shareholding in that company for a price calculated at the then pro rata net asset value of Meteor amounting to $16,187 cash.

        On  March  23,   1998,  Registrant  acquired   from  Alexander   Mark
        Investments (USA), Inc. 43,000 Preferred Shares, Series B of Forsam Venture Funding for $43,000 cash.

        The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer's responsibilities following a change in control. Under the 1996 Stock Option Plan or under the Company's 1991 Outside Directors Stock Option Plan options granted under these plans contain provisions pursuant to which the unvested portions of outstanding options become immediately exercisable and fully vested upon a merger of the Company in which the Company's stockholders do not retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the Company or its successor, if the successor corporation fails to assume the outstanding options or substitute options for the successor corporation's stock to replace the outstanding options. The outstanding options will terminate to the extent they are not exercised as of consummation of the merger, or assumed or substituted for by the successor corporation.

                                       PART IV

        Item 13.Exhibits, Financial Statement Schedules, and Reports on  Form
        8-K

        (a) (1) The following financial statements are included herein for fiscal year ended April 30, 1999.

        Index to Consolidated Financial Statements        Page

        Report of Independent Auditors - 1999 and 1998    F-1
        Consolidated Financial Statements
             Balance Sheet - April 30, 1999               F-2

             Statements of Operations and Other Comprehensive Income
                                                             for  the   years
        ended April 30, 1999 and 1998                     F-3

             Statements of Stockholders' Equity for the
                 years ended April 30, 1999 and 1998      F-4

             Statements of Cash Flows for the years ended
                 April 30, 1999 and 1998                  F-5 and
                                                          F-6

             Notes to Consolidated Financial Statements   F-7 through
                                                          F-18

        (a) (2) Consolidated Schedule                     -
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

                1996 Employee Stock Option Plan
                                                Incorporated by reference
                                                to the Proxy Statement for
                                                January 3,1998 Annual
                                                Meeting of Shareholders

           22(a)  Subsidiaries
           (7)  Reports on Form 8-K:
                Report filed on May 8, 1998 reporting Item 1. Report filed on May 27, 1998 reporting Item 4. Report filed on July 9, 1998 reporting Item 5. Report filed on February 15, 1999 reporting Item 8.

                                    EXHIBIT 22(a)
                                    SUBSIDIARIES
                                 AS OF MAY 14, 1999



        mrcdrom.com, inc.                            100%

                                       SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        CAMELOT CORPORATION
        (Company)

        By:   /s/Daniel Wettreich
              President

        Date:     July 30, 1999

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        By:  /s/Daniel Wettreich
             Director; President
             (principal executive officer and
              principal financial officer)

        Date:   July 30, 1999


        By:  /s/Allan Wolfe
             Director

        Date:    July 30, 1999