Form 10-Q
period 1999-07-31
CAMELOT CORP
filed 1999-09-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended July 31, 1999         Commission File No. 0-8299


                           CAMELOT   CORPORATION
               (Exact Name of Registrant as Specified in its Charter)


                 Colorado                                84-0691531
           (State of other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)


            PMB 249 6757 Arapaho, Suite 711, Dallas, Texas    75248
                 (Address of principal executive office)      (Zip Code)


       (Former Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code:(972) 458-1767

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

                                                    Shares outstanding at
                 Class                                July 31, 1999

       Common stock, $0.01 par value                  6,293,740

                        CAMELOT CORPORATION AND SUBSIDIARIES

                                      I N D E X


                                                               Page No.

       Part I    FINANCIAL INFORMATION (UNAUDITED):

                 Item 1.   Consolidated Balance
                           Sheets                                  3

                           Consolidated Statements of
                           Operations                              5

                           Consolidated Statements of
                           Cash Flows                              6

                           Notes to Consolidated
                           Financial Statements                    7

                 Items 2.  Management's Discussion
                           and Analysis of Financial
                           Condition and Results of
                           Operations                              7

       Part II   OTHER INFORMATION                                 9

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                July 31, 1999  April 30, 1999
                                                   (Unaudited)    (Audited)

       CURRENT ASSETS
          Cash and cash equivalents               $      (52)    $      666
          Accounts receivable                         15,199         15,800

               Total current assets               $   15,147         16,466

       OTHER ASSETS
          Note receivable - related party             86,500         86,500
          Note receivable - officer, net of
             allowance of $1,914,216                       -              -
          Preferred stock -
             related party                           530,917        530,917


            Total other assets                       617,417        617,417

                                                  $  632,564     $  633,883

                        CAMELOT CORPORATION AND SUBSIDIARIES

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                July 31, 1999  April 30, 1999
                                                   (Unaudited)       (Audited)

       CURRENT LIABILITIES
          Accounts payable                        $   46,452     $   47,570

            Total current liabilities                 46,452         47,570

       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,293,740
            shares issued at July 31, 1999
            and April 30, 1999                        62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            July 31, 1999 and April 30, 1999          13,453         13,453
          Additional paid-in capital              35,729,588     35,597,919
          Accumulated deficit                    (32,252,619)  (32,251,300)
          Less: treasury stock, at cost,
                29,245 shares at July 31, 1999
                and April 30, 1999                (2,836,696)    (2,836,696)

               Total stockholders' equity            586,112        586,313

                                                  $  632,564     $  633,883


       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                          July 31,
                                                     1999          1998

       REVENUE                                     $        -  $    1,047

       COST OF SALES                                        -       2,658

          GROSS PROFIT (LOSS)                               -      (1,611)

       OPERATING EXPENSES:
          General and administrative                    1,319     316,358
          Depreciation and amortization                     -           -
          Provision for Inventory E & O                     -           -
                                                        1,319     316,358

       LOSS FROM OPERATIONS                            (1,319)   (317,969)

       OTHER INCOME (EXPENSES):
          Interest expense                                  -           -
          Interest income                                   -         494
          Dividend income - affiliate                       -           -
          Gain (Loss) on disposition of assets              -     117,780
            Total other income (expense)                    -     118,274

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                   (1,319)   (200,683)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                               (1,319)   (200,683)

       DIVIDENDS ON PREFERRED STOCK                         -      (4,800)

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $   (1,319) $ (205,483)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations $        *  $  (.04)
       Loss from discontinued operations                    *     (.00)
          Dividends on preferred stock                      *     (.00)

       NET INCOME (LOSS) PER COMMON SHARE          $        *  $  (.04)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   4,580,064

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                          July 31,
                                                     1999           1998
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                       $   (1,319)    $ (205,483)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          (Gain) loss on disposal of assets                -       (117,780)
          Provision for inventory obsolescence             -       (40,000)
          Change in assets and liabilities
               Accounts and accrued  receivables           -         40,486
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -        (81,059)
               Accounts payable and accrued expenses     601         21,797

          Net cash used by operating activities         (718)       143,251

       CASH FLOW FROM INVESTING ACTIVITIES:
            Net cash used by investing activities          -             -

       CASH FLOW FROM FINANCING ACTIVITIES:
          Dividends on preferred stock                     -        (4,800)
          Purchase of Treasury Stock
       Cash provided by financing activities               -         (4,800)

       NET INCREASE (DECREASE) IN CASH                  (718)     (148,051)

       CASH AT BEGINNING OF PERIOD                       666       152,051
       CASH AT END OF PERIOD                      $      (52)    $   4,714

       See accompanying notes to these consolidated financial statements.

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

       In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 1999.


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's revenue for the quarter ended July 31, 1999 was $0 compared with $1,047 in the comparable quarter of 1998. Net loss for the three month period was $(1,319) compared with a loss for the previous year of $(205,483). The Company is now inactive.

       The consolidated balance sheets for the period show stockholders' equity of $586,112 compared with $586,313 for the financial year ended April 30, 1999. Total assets were $632,564 compared with $633,883.

       Liquidity and Capital Resources

       Net cash used by operating activities for the period was $718 compared with $143,251 in 1998. Net cash used by financing activities was $0 compared with $4,800 provided in 1998. Cash of $(52)compares with $666 at April 30, 1999.

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

       Date:  September 14, 1999