Form 10-Q
period 1999-10-31
CAMELOT CORP
filed 1999-11-24
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended October 31, 1999      Commission File No. 0-8299



                           CAMELOT   CORPORATION

               (Exact Name of Registrant as Specified in its Charter)


                 Colorado                                84-0691531

           (State of other jurisdiction of             (I.R.S. Employer
           incorporation or organization)              Identification No.)


            PMB 249, 6757 Arapaho Road, Ste. 711, Dallas, Texas  75248

                 (Address of principal executive office)      (Zip Code)

       Registrant's telephone number, including area code:    (972) 458-1767


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

                                                    Shares outstanding at
                 Class                              October 31, 1999


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

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements


                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                               October 31, 1999April 30, 1999
                                                   (Unaudited)    (Audited)


       CURRENT ASSETS
        Cash and cash equivalents                  $       259   $       666
        Accounts receivable                             15,409        15,800


            Total current assets                        15,668        16,466


       OTHER ASSETS
         Note receivable - related party                86,500        86,500
         Note receivable - officer, net of
            allowance of $1,914,216                          -             -
       Preferred stock-related party                   530,917       530,917


                Total other assets                     617,417       617,417


                                                   $   633,085   $   633,883


                        CAMELOT CORPORATION AND SUBSIDIARIES

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                               October 31, 1999April 30, 1999
                                                   (Unaudited)       (Audited)


       CURRENT LIABILITIES
          Accounts payable                        $   47,570     $    47,570

            Total current liabilities                 47,570          47,570


       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,293,740
            shares issued at October 31, 1999
            and April 30, 1999, respectively          62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            October 31, 1999 and April 30, 1999
               respectively                           13,453         13,453
          Additional paid-in capital              35,551,505      35,597,919
          Accumulated deficit                    (32,253,254)    (32,251,300)
          Less: treasury stock, at cost,
                29,245 shares at October 31, 1999
                and April 30, 1999                (2,836,696)    (2,836,696)


               Total stockholders' equity            585,515        586,313


                                                  $  633,085     $   633,883


       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                         October 31,

                                                     1999          1998


       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -


          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                    1,847      16,043

                                                        1,847      16,043


       LOSS FROM OPERATIONS                            (1,847)    (16,043)

       OTHER INCOME (EXPENSES):
          Interest income                               2,482         346
          Gain (Loss) on disposition of assets              -      39,839

            Total other income (expense)                2,482      40,185

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                      635      24,142

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -     (14,375)

       NET INCOME (LOSS)                                  635       9,767

       DIVIDENDS ON PREFERRED STOCK                         -           -


       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                       $     635  $    9,767

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations          *  $   (.005)
          Loss from discontinued operations                 *      (.003)
          Dividends on preferred stock                      *      (.000)

       NET INCOME (LOSS) PER COMMON SHARE                   *  $   (.002)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   4,957,521

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      Six Months Ended
                                                         October 31,

                                                     1999          1998


       REVENUE                                     $        -  $    1,047

       COST OF SALES                                        -       2,658


          GROSS PROFIT (LOSS)                               -       (1,611)

       OPERATING EXPENSES:
          General and administrative                    3,166     326,183
                                                        3,166     326,183

       LOSS FROM OPERATIONS                            (3,166)   (327,794)

       OTHER INCOME (EXPENSES):
          Interest income                               2,482         840
          Gain (Loss) on disposition of assets              -     157,619

            Total other income (expense)                2,482     158,459

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                     (684)   (169,335)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -     (14,375)


       NET INCOME (LOSS)                                 (684)   (154,960)

       DIVIDENDS ON PREFERRED STOCK                         -      (4,800)


       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $     (684) $ (159,760)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations          *  $    (.031)
          Loss from discontinued operations                 *       (.003)
          Dividends on preferred stock                      *       (.001)

       NET INCOME (LOSS) PER COMMON SHARE                   *  $    (.035)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   4,580,064


       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Six Months Ended
                                                         October 31,

                                                     1999           1998

       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                        $    (684)    $ (159,760)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          Depreciation and amortization                    -             -
          (Gain) loss on disposal of assets                -       (157,619)
          Write-down of License Agreement                  -             -
          Provision for inventory obsolescence             -       (40,000)
          Non Cash transaction for securities              -        96,034
          Change in assets and liabilities
               Accounts and accrued  receivables           -         30,959
               Prepaid expenses                            -         40,486
               Inventories                                 -              -
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -        (81,059)
               Accounts payable and accrued
                 expenses                                277        116,035


          Net cash used by operating activities         (407)      (154,924)


       CASH FLOW FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and
           equipment                                      -          11,246

            Net cash used by investing activities         -          11,246


       CASH FLOW FROM FINANCING ACTIVITIES:
          Dividends on preferred stock                    -         (4,800)

       Cash provided by financing activities              -         (4,800)

       NET INCREASE (DECREASE) IN CASH                  (407)     (148,478)

       CASH AT BEGINNING OF PERIOD                       666       152,765

       CASH AT END OF PERIOD                       $     259     $   4,287

       SUPPLEMENTAL INFORMATION:
          Cash paid for interest                  $        -     $       -

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

       NONCASH INVESTING AND FINANCING ACTIVITIES


                                                       Six Months Ended
                                                         October 31,
                                                       1999        1998




       During the period under review,
       Camelot issued shares for commission
       expense related to the $800,000 funding            -     (100,000)


       During the six months ended October 31, 1998, the Company's preferred stock was converted to common stock as follows:

          159,000 Series L preferred for 1,745,964 shares of restricted common


       During the six months ended October 31, 1998,
       the Company cancelled a note receivable plus
       interest for 1,500 common shares into
       treasury                                           -     81,059


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


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's revenue for the quarter ended October 31, 1999 was $0 compared with $0 in the comparable quarter of 1998. Net profit for the three month period was $635 compared with a profit for the previous year of $9,767. The company is now inactive.

       The consolidated balance sheets for the period show stockholders' equity of $585,515 compared with $ 586,313 for the financial year ended April 30, 1999. Total assets were $633,085 compared with $633,883 for the comparable period.

       Liquidity and Capital Resources

            Net cash used by operating activities for the six months ended October 31, 1999 was $407 compared with $154,924 in 1998. Net cash supplied by investing activities was $0 compared with net cash used of $11,246 in 1998. Net cash used by financing activities was $0 compared with $4,800 in 1998. Cash of $259 compared with $666 at April 30, 1999.

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

       Date:     November 24, 1999