Form 10-Q
period 2000-01-31
CAMELOT CORP
filed 2000-03-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended January 31, 2000      Commission File No. 0-8299



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

                                                    Shares outstanding at
                 Class                                January 31, 2000

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

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements


                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                              January 31, 1999 April 30, 1999
                                                  (Unaudited)    (Audited)


       CURRENT ASSETS
        Cash and cash equivalents                  $     4,881   $       666
        Accounts receivable                                  -        15,800

            Total current assets                         4,881        16,466


       OTHER ASSETS
         Note receivable - related party                     -        86,500
         Note receivable - officer, net of
            allowance of $1,914,216                          -             -
       Preferred stock-related party                         -       530,917


                Total other assets                           -       617,417


                                                   $     4,881   $   633,883



                        CAMELOT CORPORATION AND SUBSIDIARIES

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                              January 31, 2000 April 30, 1999
                                                 (Unaudited)       (Audited)


       CURRENT LIABILITIES
          Accounts payable                        $   33,986     $    47,570

            Total current liabilities                 33,986          47,570

       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,293,740
            shares issued at January 31, 2000
            and April 30, 1999, respectively          62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            January 31, 2000 and April 30, 1999
               respectively                           13,453         13,453
          Additional paid-in capital              35,551,505      35,597,919
          Accumulated deficit                    (32,762,094)    (32,251,300)
          Less: treasury stock, at cost,
                29,245 shares at January 31, 2000
                and April 30, 1999                (2,836,696)     (2,836,696)

               Total stockholders' equity            (29,105)        586,313

                                                  $    4,881     $   633,883



       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                         January 31,

                                                     2000          1999


       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -


          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                   10,188       4,599

                                                       10,188       4,599


       LOSS FROM OPERATIONS                           (10,188)     (4,599)

       OTHER INCOME (EXPENSES):
          Interest income                                 800           6
          Gain (Loss) on disposition of assets       (499,452)    (54,655)

            Total other income (expense)             (498,652)    (54,655)


       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                 (508,840)    (59,248)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -


       NET INCOME (LOSS)                             (508,840)    (59,248)

       DIVIDENDS ON PREFERRED STOCK                         -           -


       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $ (508,840) $  (59,248)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations      (.079) $   (.010)
          Loss from discontinued operations             (.000)     (.000)
          Dividends on preferred stock                  (.000)     (.000)

       NET INCOME (LOSS) PER COMMON SHARE               (.079) $   (.010)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   6,144,552



       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      Nine Months Ended
                                                         January 31,

                                                     2000          1999


       REVENUE                                     $        -  $    1,047

       COST OF SALES                                        -       2,658


          GROSS PROFIT (LOSS)                               -      (1,611)

       OPERATING EXPENSES:
          General and administrative                   14,624     330,782

                                                       14,624     330,782


       LOSS FROM OPERATIONS                           (14,624)   (332,393)

       OTHER INCOME (EXPENSES):
          Interest income                               3,282         846
          Gain (Loss) on disposition of assets       (499,452)    102,964

            Total other income (expense)             (496,170)    103,810


       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                 (510,794)   (228,583)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -     (14,375)


       NET INCOME (LOSS)                             (510,794)   (242,958)

       DIVIDENDS ON PREFERRED STOCK                         -      (4,800)


       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $ (510,794) $ (247,758)


       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations $    (.081) $    (.049)
          Loss from discontinued operations             (.000)      (.003)
          Dividends on preferred stock                  (.000)      (.001)


       NET INCOME (LOSS) PER COMMON SHARE          $     (.081) $   (.053)


       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   5,037,908


       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Nine Months Ended
                                                         January 31,

                                                     2000           1999

       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                       $ (510,794)    $ (247,758)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          Depreciation and amortization                    -             -
          (Gain) loss on disposal of assets          499,452       (102,964)
          Write-down of License Agreement                  -             -
          Provision for inventory obsolescence             -             -
          Non Cash transaction for securities              -        96,034
          Change in assets and liabilities
               Accounts and accrued  receivables      10,000         31,559
               Prepaid expenses                            -         40,486
               Inventories                                 -        (50,000)
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -        (81,059)
               Accounts payable and accrued
                 expenses                              4,864        206,286


          Net cash used by operating activities        3,522       (89,388)


       CASH FLOW FROM INVESTING ACTIVITIES:
          Loss on discontinued operations                  -         14,375
          Purchases of property and equipment              -              -
          Purchases of marketable securities               -              -
          Proceeds from sale of property and
           equipment                                       -          2,740
          Loan to Director of Company                      -              -
          Deposits                                         -          4,727
          Licenses and product development                 -            846
          Dividends Received                               -              -

            Net cash used by investing activities          -         22,688


       CASH FLOW FROM FINANCING ACTIVITIES:
          Sale of common stock                             -              -
          Sale of preferred stock                          -              -
          Proceeds from notes payable                      -            600
          Dividends on preferred stock                     -         (4,800)
          Purchase of Treasury Stock                       -        (81,059)

       Cash provided by financing activities               -        (85,259)

       NET INCREASE (DECREASE) IN CASH                 3,522       (151,959)

       CASH AT BEGINNING OF PERIOD                       666        152,765

       CASH AT END OF PERIOD                       $   4,881     $      806


       SUPPLEMENTAL INFORMATION:
          Cash paid for interest                  $        -     $       -

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

       NONCASH INVESTING AND FINANCING ACTIVITIES


                                                       Nine Months Ended
                                                          January 31,

                                                       2000        1999


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

       During the nine months ended January 31, 1999,
       the Company settled a payable by the issuance
       of 307,923 common shares                                      4,619


       During the nine months ended January 31, 1999,
       the Company transferred 3,000 restricted common
       shares in Wincroft, Inc. at market value
       in payment of services                                      (1,001)


       During the nine months ended January 31, 1999,
       the Company wrote off some of the Preferred
       Shares-Affiliate to better reflect their
       current value                                              (80,388)

       During the nine months ended January 31, 2000
       the Company wrote off 700,000 shares of
       Wincroft, Inc. received in cancellation of a
       demand note from a company affiliated with the
       President of the Company                       (86,500)






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


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's  revenue for the quarter  ended January 31, 2000  was $0 compared with $0 in the comparable quarter  of 1999.  Net loss for the three month period was $508,840 compared  with a loss for the previous year  of  $59,248.  The loss  was  due  to  a  write off  of  accounts receivable, and to the cancellation of a note in exchange for Wincroft
       stock previously  sold in consideration for  such note.   The Wincroft
       stock was written down to nil to reflect market value.  Further a loss was incurred from  the sale of Forme Capital preferred  stock to Forme for par value.  The company is now inactive.

       The consolidated balance sheets for the period show total assets of $4,881 compared with $633,883 for the comparable period.

       Liquidity and Capital Resources

       Net cash  provided by  operating activities  for the  nine months ended January  31, 2000  was $3,522 compared  with $(89,388)  in 1999.
       Net cash  used by investing activities  was $0 compared with  net cash
       used of  $22,688 in 1999.   Net cash provided by  financing activities
       was $0 compared with  $(85,259) in 1999.  Cash of $4,881 compared with
       $666 at April 30, 1999.

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




       Year 2000 Readiness Disclosure

       The  Company  is  aware of the issues associated with the  programming
       code  in  existing computer systems as the year 2000 approaches.   The
       issue  is  whether  computer  systems will  properly  recognize  date-
       sensitive   information when the  year changes to  2000.   The Company
       believes  that  the   Year  2000  issue  will   not  pose  significant
       operational problems for the  Company's  computer systems and will not have a material adverse effect on  the  Company's financial  condition or  results of operations.
















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

       Date:  March 14, 2000












                                         16

