Form 10-K
period 2000-04-30
CAMELOT CORP
filed 2000-07-31
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB
               (Mark One)
          [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended April 30, 2000

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

          As of July 27, 2000, the aggregate market value of the voting stock held by non-affiliates was $60,000.

          The   number of  shares outstanding  of the  Registrant's  common stock $0.01 par value was 6,293,740 at July 27, 2000.


          Documents  Incorporated by Reference.

                        NONE

                                       PART 1

          Item 1.   Business

          Camelot Corporation (_ Registrant_ or _ the Company_ ) is a holding company with one inactive subsidiary. All its other subsidiaries have been dissolved by its state of incorporation. During the fiscal year ended April 30, 1999 the Company had no operations. All previous business operations have been discontinued. The Company's primary assets are preferred shares in OTC Bulletin Board companies.

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

          Discontinued Activities - Acquisition and Divestment History

          The Company's activities were conducted through subsidiaries, all of which are now discontinued or have been sold. Third Planet Publishing, Inc., (`Third Planet_) (established in January 1995) was a research and development company developing hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. (_ mrcdrom.com_ ), (established in March 1998) was an Internet catalog retailer of software. Camelot Internet Access Services, Inc. (_CIAS_ ), (established in June 1996) was a provider of Internet access services. Alexander Mark Investments (USA), Inc. (_ AMI_) (80% acquired in May 1997) was a U.S. public holding company whose only investment was a shareholding in Meteor Technology plc (_ Meteor_ ) a U.K. public company.

          Third Planet was a research and development company focusing on the development of VideoTalk, a video conferencing system for the Internet. Approximately $7,000,000 was expended by Third Planet in developing VideoTalk and its ancilliary software product DigiPhone since inception. VideoTalk was successfully demonstrated at COMDEX in the later part of 1997. However, a lack of funds for marketing the product was experienced in  1998.
           Following the Company's delisting  from NASDAQ Small Cap  Market in February, 1998 Third Planet sold on March 31, 1998 all rights, title and interest in VideoTalk and its ancilliary products to Wincroft, Inc. a US public company traded on the OTC Bulletin Board. The consideration was $7,002,056
                 payable by the  issuance
          of 5,000,000  Preferred Shares,  Series  A and  1,028,000  Common
          Shares  in   Wincroft  together   with   a  $2,000,000   note.
          Subsequently, on June 29, 1998 the $2,000,000 note was converted into 2,000,000 Preferred Shares, Series B in Wincroft.

          The Company made other acquisitions as follows:

                    Date             Name                  Business
           Cost

               March 1991     Vesta Land Title Company      Titles
               $120,000
               July 1991      Business Investigations       Investigations
               $312,231
               July 1992      McKee-Blanchard               Appraisals
               $  32,203
               September 1992 First Appraisal Group         Appraisals
               $  15,000
               June 1994      Maxmedia Distributing         Software
                                                            Distribution
               $168,500

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

          In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the
          United  Kingdom  and  Ireland  in  consideration  for  $1,950,575 payable by  shares  equal  to  approximately  10%  of  Firecrest.
          (_Digiphone Rights_ ) In March 1996 all relations with Firecrest were terminated and Registrant sold all its shares in Firecrest in market transactions. Subsequently, Firecrest sold its DigiPhone Rights to Meteor. In July 1996, Registrant sold the European rights to distribute DigiPhone to DigiPhone Europe Ltd which became a subsidiary of Meteor. The consideration was #5,000,000 of loan stock which was subsequently converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights

          to Meteor for  #1,000,000 of  loan
          stock which subsequently was converted into Meteor shares. In May 1998, DigiPhone International, Ltd. a Meteor subsidiary, became the exclusive marketing company for all Third Planet products on a worldwide basis.

          In May 1997, Registrant acquired approximately 80% of AMI whose principle asset was approximately 57% of Meteor. The consideration (post reverse split) payable to the seller, Adina, Inc. (_ Adina_ ) was 892,015 Preferred Shares, Series J of Registrant and 453,080 Preferred Shares, Series J in deferred consideration. Following the transaction Adina had 49% of the voting rights attributable to the issued and outstanding common and preferred shares of Registrant. Mr. Wettreich is a director of Adina and did not participate in any directors' votes in relation to this transaction.

          Registrant, through its acquisition of 80% of AMI in May 1997 obtained control of Meteor, a U.K. listed public company which was subsequently renamed Constable Group plc. Meteor's two operational subsidiaries, were DigiPhone International Ltd. and Meteor Payphones Ltd. DigiPhone International was the worldwide distributor for all products developed by Third Planet and was sold to Registrant in January, 1998 for cancellation of #500,000 loan stock owed to Camelot by Meteor. All rights owned by DigiPhone International were transferred to Third Planet Publishing prior to the sale of VideoTalk to Wincroft. Registrant sold all its shareholding in AMI for $38,063 on March 20, 1998. Meteor Payphones and its sister payphone companies were placed into liquidation on 30th March 1998. Constable Group plc (formerly Meteor Technology plc) was placed into liquidation on 31st July 1998.

          mrcdrom.com began  operations  in  April,  1997  as  an  Internet shopping company selling software titles over the World Wide Web.
           It also  announced the  filing of  a registration  statement  to raise up  to  $12,000,000  through  an  initial  public  offering
          (_IPO_ ) over the Internet, however such registration was withdrawn and no funds were raised. mrcdrom.com had losses throughout its trading history and due to the inability of Registrant to fund such continuing losses ceased doing business in July, 1998, liquidated all its inventory, and terminated all its employees. The Company is now inactive.

          Camelot Internet Access Services, Inc. was an Internet services provider formed in January 1996 using the UUNet backbone. This subsidiary's principle activities were the provision of support services for Registrant and the provision of Internet access to users of DigiPhone who would otherwise be unable to access the Internet. The Company became inactive during 1997.

          In February 1997, Registrant acquired from Meteor the U.S.A. and Canadian rights to PCAMS software, a payphone contract and management system originally developed for Meteor's payphone subsidiary. The consideration was cancellation of $2,000,000 unsecured convertible loan stock owed by Meteor to Camelot, and the issuance by Camelot of 3,238,400 restricted common shares of Camelot. Management intended to utilize PCAMS software both by offering such software to independent providers and by seeking acquisitions of payphone businesses. Registrant's limited resources precluded active marketing of this product and in March 1998 the product was sold back to Meteor for $70,000.

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

                                       Part II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          The Company's common stock trades on the OTC Bulletin Board. The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                       High      Low


               2000

                    First          July 31, 1999       0.01      0.01
                    Second         October 31, 1999    0.01      0.01
                    Third          January 31, 2000    0.01      0.01
                    Fourth         April 30, 2000      0.01      0.01

               1999

                    First          July 31, 1998         0.14    0.14
                    Second         October 31, 1998      0.31    0.20
                    Third          January 31, 1999      0.50    0.10
                    Fourth         April 30, 1999        0.20    0.20

          As of July 27, 2000, the Company had approximately 1,175 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

          Item 6.        Management Discussion and Analysis

          2000

          The Company's revenue for the period ended April 30, 2000 was $0 compared with $0 in the comparable period. Net loss for the three month period was $508,840 compared with a loss for the previous year of $994,305. The loss was due to a write off of accounts receivable, and to the cancellation of a note in exchange for Wincroft stock previously sold in consideration for such note. The Wincroft stock was written down to nil to reflect market value. Further a loss was incurred from the sale of Forme Capital preferred stock to Forme for par value. The company is now inactive.

          The consolidated   balance sheets  for the   period  show total
          assets of $3,631 compared with $586,315 for the comparable period.

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

          On June 29, 1998, Registrant agreed with Wincroft, Inc., at the request of Wincroft, to satisfy the outstanding Promissory Note payable to Camelot by Wincroft in the amount of $2,000,000 of Wincroft Non-Voting Preferred Stock, Series B. These Preferred Shares pay a dividend of 10% when and as declared by the board of directors and will pay an additional yield equivalent to 10% of any revenues derived by Wincroft on sale of VideoTalk. The
          Preferred Shares also call for redemption by Wincroft in the event VideoTalk is sold. Wincroft requested this action in order to assist in its fund raising capabilities. Wincroft is seeking funds to pay for working capital and marketing expenditures.

          On February 15, 1999, the Registrant settled outstanding litigation with Audio Visual Group dba AIMS Media (_AIMS_ ) in order to eliminate the expense of further litigation and without admitting any liability by the transference of 200,000 restricted common shares of Wincroft, Inc., owned by the Registrant to AIMS.
           The Company issued 275,192  shares and transferred 3,000  shares of Wincroft  to its  attorney's in  settlement of  legal fees  in relation to this litigation.

          On February 24, 1999 in order to provide cash and future stream of cash flow the Company sold to Texas Country Gold Development, Inc., a company affiliated with its President, 700,000 shares of Wincroft for $87,500 payable $1,000 in cash and $86,500 in a note yielding 6%.

          Liquidity and Capital Resources

          2000

          Net cash used in operating activities for the period ended April 30, 2000 was $(2,292) compared with $(148,299) in 1999. Net cash used by investing activities was $0 compared with $1,000 in 1999. Net cash provided by financing activities was $0 compared with $(4,800) in 1999. Cash of $3,631 compared with $666 at April 30, 1999.

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

          Item 7.        Financial Statement and Supplementary Data

          Index to Consolidated Financial Statements        Page

          Report of Independent Auditors                    F-1

          Consolidated Financial Statements
               Balance Sheet - April 30, 2000               F-2

               Statements of Operations and Other
                Comprehensive Income
                for the years ended April 30, 2000 and 1999 F-3

               Statements of Stockholders' Equity for the
                   years ended April 30, 2000 and 1999      F-4

               Statements of Cash Flows for the years ended
                   April 30, 2000 and 1999                  F-5 and
                                                            F-6

               Notes to Consolidated Financial Statements   F-7 through
                                                            F-18

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

                                    REPORT OF INDEPENDENT AUDITOR

          Board of Directors and Stockholders
          Camelot Corporation and Subsidiaries

          I  have  audited the accompanying consolidated balance sheet of
          Camelot Corporation  and   Subsidiaries  as    of April    30,
          2000  and   the   related consolidated statements of  operations,
          stockholders' equity, and  cash  flows  for    the   two years
          then    ended.       These  financial     statements    are   the
          responsibility    of       the      Company's  management.     My
          responsibility is to express an opinion on these financial statements based on my audit

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

          In  my  opinion,  the  financial statements  referred to  above
          present fairly,   in all material  respects,   the consolidated
          financial position of Camelot Corporation and Subsidiaries as of April 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended April 30, 2000 and 1999, in conformity with generally
          accepted   accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          Larry O'Donnell, CPA, PC

          May 8, 2000

                        CAMELOT CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheet
                                   April 30, 2000

                                       ASSETS

          CURRENT ASSETS
           Cash and cash equivalents                    $   3,755

               Total current assets                     $   3,755


                                                        $   3,755

                        LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Accounts payable                             $  37,849

               Total current liabilities                $  37,849

          STOCKHOLDERS' EQUITY
           Common stock, $.01 par value, 50,000,000 shares
            authorized, 6,293,740 shares issued and
            outstanding                                    62,937
           Preferred stock, $.01 par value, 100,000,000 shares
            authorized, 1,345,305 shares issued
            and outstanding                                13,453
           Additional paid-in capital                  35,597,921
           Accumulated deficit                       (32,871,708)
           Less treasury stock at cost,
              29,245 shares                            (2,836,697)

               Total stockholders' equity                (34,094)

                                                       $    3,755












             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                Years Ended April 30,

                                                       2000           1999

            REVENUES                               $        -      $       -
            OPERATING EXPENSES

               General and administrative               8,484         59,498

               Total costs and expenses                 8,484         59,498

            LOSS FROM OPERATIONS                       (8,484)     (59,498)

            OTHER INCOME (EXPENSE)
               Interest and miscellaneous               5,912          3,282
               Loss on investment in affiliate       (525,536)        (83,388)
               Note receivable allowance              (92,300)
               Realized gain (loss) on sale of
                  marketable securities                           (851,419)

                Total other income (expense)        (611,924)     (934,807)

            NET LOSS                               (620,408)      (994,305)

          DIVIDENDS ON PREFERRED STOCK                             (4,800)

            TOTAL COMPREHENSIVE INCOME ATTRIBUTAL
                      TO COMMON STOCKHOLDERS        $ (620,408)$ (999,105)



              INCOME (LOSS) PER SHARE:
                Income (loss) from continuing
                  operations                        $  (.098)  $  (.188)
                Dividends on preferred stock           (.000)     (.000)
                Net Loss
                Net loss attributable to
                        common stockholders         $  (.098)  $  (.188)


            Weighted average number of common stock
                and common stock equivalent shares    6,293,740  5,308,453

             See accompanying notes to consolidated financial statements
                                         F-3

                         CAMELOT CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity
               For the Period from May 1, 1998 through April 30, 2000

                              Common    Common   Preferred Preferred  Additional
                               Stock    Stock      Stock     Stock      Paid in
                              Shares    Amount    Shares     Amount     Capital
                 Balance at  1,784,200   17,842  1,453,400    14,534   35,768,983
                 April 30,
                 1998

                 Exchange
                 of Series                    -  (108,095)   (1,081)    (123,919)
                 L
                 Preferred
                 Stock for
                 shares of
                 Wincroft

                 Adjustment  4,234,348   42,343                          (42,343)
                 to correct
                 shares

                 Issuance
                 of Common     275,192    2,752
                 Stock for
                 services

                 Cancellati
                 on of
                 Common
                 Stock
                 subscripti
                 on for
                 treasury
                 stock

                 Change in
                 unrealized
                 loss on
                 available
                 for sale
                 securities

                 Preferred
                 Stock                                                    (4,800)
                 dividends
                 to related
                 party

                 Net Loss               _______    _______   _______  ___________

                 Balance at  6,293,740  $62,937  1,345,305   $13,453  $35,597,921
                 April 30,
                 1999
                              ________ _______   _________  ________   __________
                                              _
                 Balance at  6,293,740  $62,937  1,345,305   $13,453  $35,597,921
                 April 30,
                 2000
                               =======   ======   ========   =======    =========

             See accompanying notes to consolidated financial statements
                                         F-4

                               Accumulated     Treasury       Stock          Total
                                 Deficit        Stock      Subscription  Stockholders'
                                                            Receivable       Equity
                                                                           (Deficit)
                 Balance at    (31,256,995)   (2,755,638)      (81,059)      1,707,667
                 April 30,
                 1998

                 Exchange of
                 Series L                                                    (125,000)
                 Preferred
                 Stock for
                 shares of
                 Wincroft

                 Adjustment
                 to correct
                 shares

                 Issuance of
                 Common                                                          2,752
                 Stock for
                 services

                 Cancellatio
                 n of Common
                 Stock                           (81,059)        81,059
                 subscriptio
                 n for
                 treasury
                 stock

                 Change in
                 unrealized
                 loss on
                 available
                 for sale
                 securities

                 Preferred
                 Stock                                                         (4,800)
                 dividends
                 to related
                 party

                 Net Loss         (994,305)    __________                    (994,305)

                 Balance at   $(32,251,300)  $(2,836,697)             -       $586,314
                 April 30,
                 1999
                                (620,408 )     __________      ________      (620,408)

                 Balance at   $(32,871,708)  $(2,836,697)                    $(34,094)
                 April 30,
                 2000
                                  =========      ========     =========       ======

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                Years Ended April 30,

                                                    2000           1999

          CASH FLOWS FROM OPERATING ACTIVITIES:

              Net (Loss)                          $(620,408)   $(994,305)


             Adjustments to  reconcile  net   loss  to  net  cash  used  in
          operating activities:
             Non  cash transactions for services                  4,415
             Loss on disposal of securities          525,536    931,807

             Provision for inventory obsolescence                50,000
             Note receivable allowance                92,300

             Change in assets and liabilities
               Accounts receivable                  10,000      32,356

               Prepaid expenses                                 40,486

               Accounts payable and accrued
                 expenses                          (9,720)   (213,058)


          Net cash used in operating activities    (2,292)   (148,299)

          CASH FLOW FROM INVESTING ACTIVITIES:
            Proceeds from sale of securities      5,381        1,000

          Net cash provided by (used in)
             investing activities                 5,381        1,000

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Dividends paid                                    (4,800)

            Net  cash provided by (used in)
               financing  activities              (4,800)      (4,800)


          NET INCREASE (DECREASE) IN CASH          3,089       (152,099)


          Cash at beginning of year                  666     152,765


          Cash at ending of year                  $3,755        $666








             See accompanying notes to consolidated financial statements

                        CAMELOT CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)
                                Years Ended April 30,

                                                2000            1999
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

          During the nine months ended January 31, 2000 the Company wrote off 700,000 shares of Wincroft, Inc. received in cancellation of a demand note from a company affiliated with the President of the Company totaling $86,500.








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

            Depreciation  and amortization  of  property and  equipment  is
            provided  on  the  straight-line  method  over  the   following
            estimated useful lives of the assets

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

          2.   ACCOUNTS RECEIVABLE AND CREDIT RISK

            The Company's trade receivables at April 30, 2000 and 1999 are primarily due from an ex-employee unsecured loan and from major computer software distributors. The Company believes it is not exposed to significant credit risk.

          3.   INVENTORIES

            Included in the accompanying April 30, 1998 balance sheet is inventory of computer software at a carrying value of $50,000 which was management's estimate of its net realizable value. At April 30, 1999, the entire amount of unsold inventory was written off.


          4.   NOTE RECEIVABLE-RELATED PARTY

            During fiscal 1999, the Company sold shares of Wincroft, Inc. to a Company affiliated with the President and Chief Executive Officer. The note is unsecured, due on demand and bears interest at 6%. The note was written off during fiscal 2000.

          5.   INVESTMENT IN AFFILIATE

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

          6.  INCOME TAXES

            The  Company  had no    current  State or  Federal  income  tax
            expense for each of the  years ended April 30, 2000 and 1999.

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

            The   components   of  deferred  taxes at  April  30, in    the
            accompanying balance sheets are summarized below:

                                                  2000         1999

            Note receivable allowance          680,000      651,000
            Investment valuation adjustment     123,000
            Capital loss carryforward            32,000     323,000
            Net operating loss carryforward 11,900,000   9,520,000
                 Less valuation allowance    12,900,000)(10,617,000)
                 Deferred tax asset-net    $       -     $        -

            At April  30, 2000, the  Company has approximately  $26,000,000
            of  unused Federal   net  operating loss  carryforwards,  which
            expire in the  years  2003 through 2013.

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

          7.  STOCKHOLDERS' EQUITY

             Preferred Stock

          The  Company has 100,000,000 authorized shares of $.01 par  value
           preferred stock   with rights and  preferences as designated  by
          the board of  directors at the time of issuance.  The Company has the following series of preferred stock issued and outstanding at April 30, 2000:

            Number of Shares

            Series of         Authorized     Issued and
            Preferred         Stock          Outstanding
                    A          2,000          -
                    B         75,000          -
                    C         50,000          -
                    D         66,134          -
                    E        108,056          -
                    F         15,000          -
                   BB      1,000,000          -
                    G      5,333,333          -
                    H     17,000,000          -
                    I     10,000,000          -
                    J     60,000,000          -
                    K        412,000          -
                    L        500,000          -
          TOTAL           94,061,523          -


            Series E preferred shares owned by a trust affiliated with the President of the Company are entitled to receive a
            cumulative  dividend   equivalent   to  $1,600   per   month.
            Dividends in the amount of $4,800 were declared and paid each during the years ended April 30, 1999.

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

          8. STOCK OPTIONS

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

            Outstanding stock options outside the Plan were nil and 86,250 at April 30, 2000 and 1999,

            The following schedule summarizes the changes in the Plans:

                                                       2000       1999

            Options outstanding  at                   282,375    282,375
            beginning at year
                     Granted
                     Exercised
                     Canceled                         (86,250)

            Options outstanding  at end of year        196,125   282,375

            Options execrable at end of year           196,125   282,375


          9. RELATED PARTY TRANSACTIONS

            On February 24, 1999 in order to provide cash and future stream of cash flow the Company sold to Texas Country Gold Development, Inc., a company affiliated with its President, 700,000 shares of Wincroft for $87,500 payable $1,000 in cash and in a note yielding 6%.

            The Company owned 21,495 shares of Forme Capital's Series A, 10% Noncumulative Preferred Stock, 50,000 shares of Series B,
            10%  Non-cumulative Preferred  Stock   and  466,571  shares  of
             Series    C,   10%    Non-cumulative  Preferred  Stock.    The
            preferred shares have no  voting rights, pay dividends at   the
            discretion of Forme's board of directors, and have priority for payment upon dissolution of Forme over Forme's common stock. The Company received dividends of $4,800 from Forme Capital during fiscal year 1999. During fiscal year 2000, the Company returned the shares to Forme Capital for $5,812.

          10. CONTINGENCIES

            Litigation

            During the ordinary course of business, the Company is involved in legal proceedings and regulatory inquiries which management does not expect to have a material effect on the financial position of the Company.


                Going Concern

            The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

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

                                      PART III

          Item 9.     Directors and Executive Officers of the Registrant

          The following persons serve as directors and/or officers of the Company as of July 28, 1999:

          Name             Age   Position   Period Served      Term Expires

          Daniel Wettreich 48    Chairman,  September 16, 1988  Next Annual
                                 President,                     Meeting
                                 Director

          Allan S. Wolfe   67    Director   May 24, 1993        Next Annual
                                                                Meeting
          Daniel Wettreich

          Daniel Wettreich is Chairman, President and Director of the Company(1) since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities. From July 1996 to July 1998, he was a Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(3). In July 1993, he was appointed Director of Goldstar Video Corporation(2) following an investment by the Company. Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

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

                             SUMMARY COMPENSATION TABLE

                               Annual               Long-Term
                               Compensation        Compensation


                                                        Awards
                                                                    Pa YOUTS
                                                   Restr
          Name and                           Othe  icted  Options/  LT   All
          Principal      Year  Salary     B  r     Stock    SARs    IP  Other
             Position                     o  Annu  Award            Pa  Compen
                                          n  al     (s)             yo  sation
                                          u  Comp                   ut
                                          s  ensa                   s
                                             tion

          Daniel         1997   $250,000  -    -     -     175,000      $(1)
          Wettreich      1998   $250,000  -    -     -     100,000  -   $(1)
          Chairman and   1999   $ 52,083  -    -     -    (275,000  -   $(1)
                         2000   $         -                         -   $ -
          CEO (1)                              -     -    -         -


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

          On July 1, 1995, Company entered into an employment contract with Mr. Wettreich whereby he was employed as Chairman, Chief Executive Officer and President of the Company for a period of ten years at an annual salary of $250,000 and a cash bonus equal to 5% of the Company's annual profits before taxation.
          In  the
          event of Mr. Wettreich's death during the term of the agreement, Company will pay annual death benefits of $250,000 for a period of four years. Mr. Wettreich may terminate his employment after the date of a change in control of the Company. A change in control is defined as any person other than Mr. Wettreich or his family interests becomes beneficial owner, directly or indirectly of common stock of the Company representing 30% or more of the Company's issued and outstanding common stock or if the Incumbent Board as defined, ceases to constitute a majority of the board of directors. If Mr. Wettreich terminates his employment after a change of control in the company, he shall be paid (i) the base salary and any bonuses payable to him under the agreement or (ii) an amount equal to the product of the annual base salary and bonus paid to Mr. Wettreich during the year preceding the termination date multiplied by five whichever of (i) or (ii) is more. In the circumstances whereby Mr. Wettreich terminates his employment for good reason, as defined, he will receive payments in accordance with the payments received if termination occurs after a change of control of the Company. In July 1998 Mr. Wettreich was terminated along with all the other employees of the Company and Mr. Wettreich agreed to waive any outstanding obligations owed by Registrant to him under his employment contract.

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

          Name and Address of           Amount and Nature of    Percent
          Beneficial Owner              Beneficial Ownership    of Class

          Daniel Wettreich               1,345,295     (1)        21.4%
          6959 Arapaho Road, Suite 122
          Dallas, Texas 75248

          Allan Wolfe                         10,250   (2)           *
          390 South River Road
          Suite 5
          Bedford, NH  03110

          All Officers and Directors         1,345,295 (1)(2)     21.4%
          as a group (2 persons)

          * Under 0.1%

          Forsam Venture Funding, Inc.       1,345,295 (1)        21.4%
          6959 Arapaho Road, Suite 122
          Dallas, Texas  75248

             (1) 1,345,295 of these  are Preferred Stock , Series J,  which have voting rights, and are owned by Forsam Venture Funding, Inc., (_Forsam_ ) a Delaware corporation of which, Mr. Wettreich is a director and officer. Mr.
                Wettreich has disclaimed any beneficial interest in the shares owned by Forsam. (See Item 13. Certain Relationships and Related Transactions).

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

          Stock Transfer Company of America, Inc., (_ STCA_ ) a company affiliated with the President of the Company provided services during the year ended April 1999, and 1998 as a securities transfer agent. A total of $1,000, and $18,855 were paid by Company for these services. In the opinion of the Board of Directors, the terms of these transactions were as fair to the company as could have been made with an unaffiliated party. Additionally, STCA received management services from the Company and paid $6,000 per month starting in November 1997 until April 30, 1998.

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

          On January 17, 1996, the Company's disinterested directors approved a secured loan to the Corporate Secretary in the amount of $75,156to exercise options to purchase Company stock. This loan bears interest at a rate 6% per annum. The Company agreed to accept Company stock in settlement of the loan.

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

          On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of #2,000,000 of loan stock owed to the Company by Meteor and #500,000 by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for #70,000 as the Company did not have sufficient funds to market the software and was restricted in its ability to sublicense the software.

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

          Date:     July 31, 2000

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          By:  /s/Daniel Wettreich
               Director; President
               (principal executive officer and
                principal financial officer)

          Date:   July 31, 2000


          By:  /s/Allan Wolfe
               Director

          Date:   July 31, 2000