Form 10-Q
period 2000-07-31
CAMELOT CORP
filed 2000-09-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended July 31, 2000         Commission File No. 0-8299


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

                           Yes      X          No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                    Shares outstanding at
                 Class                                  July 31, 2000

       Common stock, $0.01 par value                  6,236,107

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

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                July 31, 2000  April 30, 2000
                                                   (Unaudited)    (Audited)

       CURRENT ASSETS
          Cash and cash equivalents               $    2,157     $    3,755

               Total current assets               $    2,157     $    3,755

                                                  $    2,157     $    3,755


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                July 31, 2000  April 30, 2000
                                                   (Unaudited)       (Audited)

       CURRENT LIABILITIES
          Accounts payable                        $   36,251     $   37,849

            Total current liabilities                 36,251         37,849

       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,236,107
            shares issued at July 31, 2000
            and April 30, 2000                        62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            July 31, 2000 and April 30, 2000          13,453         13,453
          Additional paid-in capital              35,597,921     35,597,921
          Accumulated deficit                    (32,871,708)   (32,871,708)
          Less: treasury stock, at cost,
                29,245 shares at July 31, 2000
                and April 30, 2000                (2,836,697)    (2,836,697)

               Total stockholders' equity            (34,094)       (34,094)

                                                  $    2,157     $    3,755


       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                          July 31,
                                                     2000          1999

       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -

          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -       1,319
          Depreciation and amortization                     -           -
          Provision for Inventory E & O                     -           -
                                                            -       1,319

       LOSS FROM OPERATIONS                                 -      (1,319)

       OTHER INCOME (EXPENSES):
          Interest expense                                  -           -
          Interest income                                   -           -
          Dividend income - affiliate                       -           -
          Gain (Loss) on disposition of assets              -           -
            Total other income (expense)                    -           -

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                        -      (1,319)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                                    -      (1,319)

       DIVIDENDS ON PREFERRED STOCK                         -           -

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $        -  $   (1,319)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations $        *  $      *
       Loss from discontinued operations                    *         *
          Dividends on preferred stock                      *         *

       NET INCOME (LOSS) PER COMMON SHARE          $        *  $      *

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,236,107   6,293,740

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                          July 31,
                                                     2000           1999
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                       $        -     $   (1,319)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          (Gain) loss on disposal of assets                -              -
          Provision for inventory obsolescence             -              -
          Change in assets and liabilities
               Accounts and accrued  receivables           -              -
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -              -
               Accounts payable and accrued expenses  (1,598)           601

          Net cash used by operating activities       (1,598)          (718)

       CASH FLOW FROM INVESTING ACTIVITIES:
            Net cash used by investing activities          -              -

       CASH FLOW FROM FINANCING ACTIVITIES:
          Dividends on preferred stock                     -              -
          Purchase of Treasury Stock                       -              -
          Cash provided by financing activities            -              -

       NET INCREASE (DECREASE) IN CASH                (1,598)         (718)

       CASH AT BEGINNING OF PERIOD                     3,755           666
       CASH AT END OF PERIOD                      $    2,157     $     (52)

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

       In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 2000.


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's revenue for the quarter ended July 31, 2000 was $0 compared with $0 in the comparable quarter of 1999. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.

       Liquidity and Capital Resources

       Net cash used by operating activities for the period was $1,598 compared with $718 in 1999. Net cash used by financing activities was $0 compared with $0 provided in 1999. Cash of $2,157 compares with $666 at April 30, 1999.

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

       Date:     September 14, 2000