Form 10-Q
period 2000-10-31
CAMELOT CORP
filed 2000-12-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended October 31, 2000      Commission File No. 0-8299


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

                                                    Shares outstanding at
                 Class                              October 31, 2000

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

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                               October 31, 2000April 30, 2000
                                                   (Unaudited)    (Audited)

       CURRENT ASSETS
        Cash and cash equivalents                  $     1,935   $     3,755


            Total current assets                         1,935         3,755


                                               October 31, 2000April 30, 2000
                                                  (Unaudited)       (Audited)

       CURRENT LIABILITIES
          Accounts payable                        $   34,316     $   37,849
            Total current liabilities                 34,316         37,849

       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,293,740
            shares issued at October 31, 1999
            and April 30, 1999, respectively          62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            October 31, 2000 and April 30, 2000
               respectively                           13,453         13,453
          Additional paid-in capital              35,597,921      35,597,921
          Accumulated deficit                    (32,871,708)    (32,871,708)
          Less: treasury stock, at cost,
                29,245 shares at October 31, 2000
                and April 30, 2000                (2,836,697)     (2,836,697)

               Total stockholders' equity            (34,094)       (34,094)

                                                  $    1,935     $    3,755



       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                         October 31,
                                                     2000         19989

       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -

          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -       1,847
                                                            -       1,847

       LOSS FROM OPERATIONS                                 -      (1,847)

       OTHER INCOME (EXPENSES):
          Interest income                                   -       2,482
          Gain (Loss) on disposition of assets              -           -
            Total other income (expense)                    -       2,482

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                        -         635

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                                    -         635

       DIVIDENDS ON PREFERRED STOCK                         -           -

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $        -   $     635

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations          *           *
          Loss from discontinued operations                 *           *
          Dividends on preferred stock                      *           *

       NET INCOME (LOSS) PER COMMON SHARE                   *           *

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,236,107   6,293,740

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      Six Months Ended
                                                         October 31,
                                                     2000          1999

       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -

          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -       3,166
                                                            -       3,166

       LOSS FROM OPERATIONS                                 -      (3,166)

       OTHER INCOME (EXPENSES):
          Interest income                                   -       2,482
          Gain (Loss) on disposition of assets              -           -
            Total other income (expense)                    -       2,482

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                        -        (684)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                                    -        (684)

       DIVIDENDS ON PREFERRED STOCK                         -           -

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $        -  $     (684)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations          *            *
          Loss from discontinued operations                 *            *
          Dividends on preferred stock                      *            *

       NET INCOME (LOSS) PER COMMON SHARE                   *            *

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,236,107   6,293,740

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Six Months Ended
                                                         October 31,
                                                     2000           1999
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                         $      -     $    (684)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          Depreciation and amortization                    -             -
          (Gain) loss on disposal of assets                -             -
          Write-down of License Agreement                  -             -
          Provision for inventory obsolescence             -             -
          Non Cash transaction for securities              -             -
          Change in assets and liabilities
               Accounts and accrued  receivables           -              -
               Prepaid expenses                            -              -
               Inventories                                 -              -
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -              -
               Accounts payable and accrued
                 expenses                             (1,820)           277

          Net cash used by operating activities       (1,820)          (407)

       CASH FLOW FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and
           equipment                                       -             -
            Net cash used by investing activities          -             -

       CASH FLOW FROM FINANCING ACTIVITIES:
          Dividends on preferred stock                     -             -
       Cash provided by financing activities               -             -

       NET INCREASE (DECREASE) IN CASH                (1,820)         (407)

       CASH AT BEGINNING OF PERIOD                     3,755           666

       CASH AT END OF PERIOD                      $   1,935     $     259

       SUPPLEMENTAL INFORMATION:
          Cash paid for interest                  $        -     $       -

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


       NONCASH INVESTING AND FINANCING ACTIVITIES

                                                       Six Months Ended
                                                          October 31,
                                                       2000        1999

       NONE


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


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's revenue for the quarter ended October 31, 2000 was $0 compared with $0 in the comparable quarter of 1999. Net profit for the six month period was $0 compared with a profit for the previous year of $0. The company is now inactive.

       Liquidity and Capital Resources

       Net cash used by operating activities for the six months ended October 31, 2000 was $1,820 compared with $407 in 1999. Net cash supplied by investing activities was $0 compared with $0 in 1999. Net cash used by financing activities was $0 compared with $0 in 1999. Cash of $1,935 compared with $3,755 at April 30, 2000.

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

       Date:     December 14, 2000