Form 10-Q
period 2001-01-31
CAMELOT CORP
filed 2001-03-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended January 31, 2001      Commission File No. 0-8299


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

                                                    Shares outstanding at
                 Class                                January 31, 2001

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

                        CAMELOT CORPORATION AND SUBSIDIARIES

                           PART I:  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                              January 31, 2001 April 30, 2000
                                                   (Unaudited)    (Audited)

       CURRENT ASSETS
        Cash and cash equivalents                  $     1,935   $     3,755

            Total current assets                   $     1,935         3,755


                                              October 31, 2000 April 30, 2000
                                                  (Unaudited)       (Audited)

       CURRENT LIABILITIES
          Accounts payable                        $   34,316     $   37,849

            Total current liabilities             $   34,316     $   37,849

       STOCKHOLDERS' EQUITY
          Common stock, $.01 par value, 50,000,000
            shares authorized, 6,293,740
            shares issued at January 31, 2001
            and April 30, 2000, respectively          62,937         62,937
          Preferred stock, $.01 par value,
            100,000,000 shares authorized,
            1,345,305 shares issued and outstanding at
            January 31, 2001 and April 30, 2000
               respectively                           13,453         13,453
          Additional paid-in capital              35,597,921      35,597,921
          Accumulated deficit                    (32,871,708)    (32,871,708)
          Less: treasury stock, at cost,
                29,245 shares at January 31, 2001
                and April 30, 2000                (2,836,697)     (2,836,697)

               Total stockholders' equity            (34,094)       (34,094)

                                                  $    1,935     $    3,755

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                     Three Months Ended
                                                         January 31,
                                                     2001          2000

       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -

          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -      10,188

                                                            -      10,188

       LOSS FROM OPERATIONS                                 -     (10,188)

       OTHER INCOME (EXPENSES):
          Interest income                                   -         800
          Gain (Loss) on disposition of assets              -    (499,452)
            Total other income (expense)                    -    (498,652)

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                        -    (508,840)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                                    -    (508,840)

       DIVIDENDS ON PREFERRED STOCK                         -           -

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $        -  $ (508,840)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations $        *  $    (.079)
          Loss from discontinued operations                 *       (.000)
          Dividends on preferred stock                      *       (.000)

       NET INCOME (LOSS) PER COMMON SHARE          $        *  $    (.079)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   6,293,740

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                      Nine Months Ended
                                                         January 31,
                                                     2001          2000

       REVENUE                                     $        -  $        -

       COST OF SALES                                        -           -

          GROSS PROFIT (LOSS)                               -           -

       OPERATING EXPENSES:
          General and administrative                        -      14,624
                                                            -      14,624

       LOSS FROM OPERATIONS                                 -     (14,624)

       OTHER INCOME (EXPENSES):
          Interest income                                   -       3,282
          Gain (Loss) on disposition of assets              -    (499,452)
            Total other income (expense)                    -    (496,170)

       INCOME (LOSS) FROM CONTINUING
          OPERATIONS                                        -    (510,794)

       DISCONTINUED OPERATIONS:
          Loss on disposal                                  -           -

       NET INCOME (LOSS)                                    -    (510,794)

       DIVIDENDS ON PREFERRED STOCK                         -           -

       NET INCOME (LOSS) ATTRIBUTABLE TO
          COMMON STOCKHOLDERS                      $        -  $ (510,794)

       INCOME (LOSS) PER SHARE:
          Income (loss) from continuing operations $        *  $      (.081)
          Loss from discontinued operations                 *         (.000)
          Dividends on preferred stock                      *         (.000)

       NET INCOME (LOSS) PER COMMON SHARE          $        *  $      (.081)

       WEIGHTED AVERAGE OF COMMON
          STOCK OUTSTANDING                         6,293,740   6,293,740

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                      Nine Months Ended
                                                         January 31,
                                                     2001           2000
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                       $        -     $ (510,794)

       ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
          NET CASH FROM OPERATING ACTIVITIES:
          Depreciation and amortization                    -             -
          (Gain) loss on disposal of assets                -       499,452
          Write-down of License Agreement                  -             -
          Provision for inventory obsolescence             -             -
          Non Cash transaction for securities              -             -
          Change in assets and liabilities
               Accounts and accrued  receivables           -         10,000
               Prepaid expenses                            -              -
               Inventories                                 -              -
               Cancellation of note receivable plus
               accrued interest for surrender of
               treasury stock                              -              -
               Accounts payable and accrued expenses  (1,820)         4,864

          Net cash used by operating activities       (1,820)         3,522

       CASH FLOW FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and
           equipment                                       -             -
               Net cash used by investing activities       -             -

       CASH FLOW FROM FINANCING ACTIVITIES:
          Dividends on preferred stock                     -             -
       Cash provided by financing activities               -             -

       NET INCREASE (DECREASE) IN CASH                (1,820)        3,522

       CASH AT BEGINNING OF PERIOD                     3,755           666

       CASH AT END OF PERIOD                      $    1,935     $   4,881

       SUPPLEMENTAL INFORMATION:
          Cash paid for interest                  $        -     $       -

       See accompanying notes to these consolidated financial statements.

                        CAMELOT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


       NONCASH INVESTING AND FINANCING ACTIVITIES

                                                       Nine Months Ended
                                                          January 31,
                                                       2001        2000

       During the nine months ended January 31, 2000
       the Company wrote off 700,000 shares of
       Wincroft, Inc. received in cancellation of a
       demand note from a company affiliated with the
       President of the Company                                 (86,500)

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


       ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

       The Company's  revenue for the  quarter ended January 31,  2001 was $0
       compared with  $0 in the comparable  quarter of 2000.   Net profit for
       the three month period was $0  compared with a profit for the previous year of $0.  The Company is now inactive.

       Liquidity and Capital Resources

       Net  cash  used by  operating  activities for  the  nine months  ended
       January 31, 2001 was $0   compared with $0 in 2000.  Net cash supplied
       by investing activities  was $0  compared with net  cash used of $0 in
       2000.  Net cash used by financing activities was $85,259 compared with
       $0   provided in 2000.   Cash of $1,935 compares  with $3,755 at April
       30, 2000.

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

       Date:     March 14, 2001

