Form 10KSB
period 2001-04-30
CAMELOT CORP
filed 2001-08-15
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

                                      FORM 10-KSB
	(Mark One)
[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended April 30, 2001

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

As of July 27, 2001, the aggregate market value of the voting stock held by non-affiliates was $60,000.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,293,740 at July 27, 2001.


Documents  Incorporated by Reference.

              NONE

PART 1

Item 1.	Business

Camelot Corporation ("Registrant" or "the Company") is inactive. It was previously a holding company but its subsidiaries have been dissolved by its state of incorporation. From the fiscal year ended April 30, 1999 the company had no operations.

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

Discontinued Activities - Acquisition and Divestment History

The Company's activities were conducted through subsidiaries, all of which are now discontinued or have been sold. Third Planet Publishing, Inc., ('Third Planet") (established in January 1995) was a research and development company developing hardware and software solutions for audio and video conferencing over the Internet. mrcdrom.com, inc. ("mrcdrom.com"), (established in March
1998) was an Internet catalog retailer of software.   Camelot Internet Access
Services, Inc. ("CIAS"), (established in June 1996) was a provider of Internet access services. Alexander Mark Investments (USA), Inc. ("AMI") (80% acquired in May 1997) was a U.S. public holding company whose only investment was a shareholding in Meteor Technology plc ("Meteor") a U.K. public company.

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

The Company rents an accommodation address in Dallas,Texas on a month to month basis for a nominal fee.

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

                                            High            Low
        2001

                First    July 31, 2000      0.01            0.01
                Second   October 31, 2000   0.01            0.01
                Third    January 31, 2001   0.01            0.01
                Fourth   April 30, 2001     0.01            0.01


	2000

                First    July 31, 1999      0.01            0.01
                Second   October 31, 1999   0.01            0.01
                Third    January 31, 2000   0.01            0.01
                Fourth   April 30, 2000     0.01            0.01

As of July 27, 2001, the Company had approximately 1,175 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6.		Management Discussion and Analysis

2001

The Company's revenue for the period ended April 30, 2001 was $0 compared with $0 in the comparable period. Net incomes for the period was $34,196 compared with a loss for the previous year of $620,408.
 The profit  was  due to  a  write off  of  accounts payable.

The consolidated balance sheets for the period show total assets of $1,288 compared with $3,631 for the comparable period.

2000

The Company's  revenue for the period ended April 30, 2000 was $0 compared with $0 in the comparable period. Net loss for the three month period was $620,408 compared with a loss for the previous year of $994,305. The loss was due to a write off of accounts receivable, and to the cancellation of a note in exchange for Wincroft stock previously sold in consideration for
such note.   The Wincroft stock was written down to nil to reflect market value. Further a loss was incurred from the sale of Forme Capital preferred stock to Forme for par value. The company is now inactive.

The consolidated balance sheets for the period show total assets of $3,755 compared with $586,315 for the comparable period.

Liquidity and Capital Resources

2001

Net cash used in operating activities for the period ended April 30, 2001 was $(2,467) compared with $(8,484) in 2000. Net cash used by investing
activities  was $0 compared with $0 in 2000.   Net cash provided by  financing
activities was $0 compared with $0 in 2000. Cash of $1,288 compared with $3,755 at April 30, 2000.

2000

Net cash used in operating activities for the period ended April 30, 2000 was $(8,484) compared with $(148,299) in 1999. Net cash used by investing
activities  was $0 compared with $1,000 in 1999.   Net cash provided by
financing activities was $0 compared with $(4,800) in 1999. Cash of $3,755 compared with $666 at April 30, 1999.

Item 7.		Financial Statement and Supplementary Data

Index to Financial Statements	Page

Report of Independent Auditors                           F-1

Financial Statements
      Balance Sheet - April 30, 2001                     F-2

      Statements of Operations and
        for the years ended April 30, 2001 and 2000      F-3

      Statements of Stockholders' Equity for the
        years ended April 30, 2001 and 2000              F-4

      Statements of Cash Flows for the years ended
        April 30, 2001 and 2000                          F-5 and
                                                         F-6

Notes to Financial Statements                            F-7 through

                              Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                 2280 South Xanadu Way
                                                     Suite 370
                                     Aurora, Colorado    80014




REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying balance sheet of Camelot Corporation as   of
April   30, 2000 and   the   related statements of operations, accumulated
deficit, and cash flows for the two years then ended.   These financial
statements are the responsibility of the Company's management.   My
responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures
in   the   financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe
 my   audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in
all material respects, the financial   position   of Camelot Corporation as of
April 30, 2001, and the results of their operations and their consolidated cash flows for the years ended April 30, 2001 and 2000, in conformity with
generally accepted   accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Larry O'Donnell, CPA, PC

July 30, 2001

                            CAMELOT CORPORATION
                                Balance Sheet
                               April 30, 2001

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $     1,288

     Total current assets                       $     1,288


                                                $     1,288

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $     1,186

     Total current liabilities                  $     1,186

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value,
   50,000,000 shares
   authorized, 6,293,740 shares
   issued and outstanding                             62,937
 Preferred stock, $.01 par value,
   100,000,000 shares
   authorized, 1,345,305 shares issued
   and outstanding                                    13,453
 Additional paid-in capital                       35,597,921
 Accumulated deficit                             (32,837,512)
 Less treasury stock at cost, 29,245 shares       (2,836,697)

     Total stockholders' equity                          102

                                                $      1,288












 See accompanying notes to financial statements

CAMELOT CORPORATION
Statements of Operations
Years Ended April 30,

                                           2001         2000

  REVENUES                           $        -       $     -


  OPERATING EXPENSES
     General and administrative            2,467         8,484

     Total costs and expenses              2,467         8,484

  LOSS FROM OPERATIONS                    (2,467)       (8,484)

  OTHER INCOME (EXPENSE)
     Interest and miscellaneous           36,663         5,912

     Loss on investment in affiliate                  (525,536)

     Note receivable allowance                         (92,300)

      Total other income (expense)        36,663      (611,924)


  NET INCOME (LOSS)                     $ 34,196    $ (620,408)


   INCOME (LOSS) PER SHARE
      Net income                        $      .005  $     (.098)

 Weighted average number of common stock
 and common stock equivalent shares      6,293,740       6,293,740














See accompanying notes to financial statements

                            CAMELOT COPORATION
                    Statement of Accumulated Deficit
                         Year Ended April 30, 2001


                               2001           2000

Balance, May 1            $(32,871,708)   $(32,251,300)

Net income (loss)               34,196        (620,408)


Balance, April 30         $(32,837,512)   $(32,871,708)



See accompanying notes to financial statement

                             CAMELOT CORPORATION
                          Statements of Cash Flows
                             Years Ended April 30,

555:
                                         2001      2000

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                $  34,196   $(620,408)

563:  Adjustments to reconcile net loss to net cash used in operating activities:

   Loss on disposal of securities                  525,536
   Note receivable allowance                        92,300
   Change in assets and liabilities
     Accounts receivable                            10,000
     Accounts payable and
           accrued expenses             (36,663)    (9,720)


Net cash used in operating activities    (2,467)    (2,292)

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                   5,381

Net cash provided by (used in)
  investing activities                               5,381

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid

  Net cash provided by (used in)
     financing  activities


NET INCREASE (DECREASE) IN CASH         (2,467)      3,089


Cash at beginning of year                3,755         666


Cash at ending of year                 $ 1,288    $  3,755
596:

598:
See accompanying notes to financial statements

                               CAMELOT CORPORATION
                       Statements of Cash Flows (Continued)
                               Years Ended April 30,

                                            2001            2000
     Supplemental information:
        Cash  paid for interest         $     -          $      -
        Cash  paid for income taxes     $     -          $      -

     NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended April 30, 2000 the Company wrote off 700,000 shares of Wincroft, Inc. received in cancellation of a demand note from a company affiliated with the President of the Company totaling $86,500.



See accompanying notes to financial statements

                                  CAMELOT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original
maturities of three months or less to be cash equivalents.   Cash
equivalents are composed primarily of investments in a money market account.

Income (Loss) Per Share

Income (Loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the respective periods. Outstanding stock warrants, options and preferred shares are excluded from the computations, as their effect would be anti-dilutive.

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


2.  INCOME TAXES

The Company had no current State or Federal income tax expense for each of the years ended April 30, 2001 and 2000.

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

The components of deferred taxes at April 30, in the accompanying balance sheets are summarized below:

                                         2001           2000

Note receivable allowance               680,000        680,000
Capital loss carryforward                32,000         32,000
Net operating loss carryforward      11,900,000     11,900,000
       Less valuation allowance     (12,900,000)   (12,900,000)
       Deferred tax asset-net      $       -       $        -
732:

At April 30, 2001, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2013.

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

3.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2001:

758:

Number of Shares

Series of               Authorized        Issued and
Preferred               Stock            Outstanding
          A                    2,000          -
          B                   75,000          -
          C                   50,000          -
          D                   66,134          -
          E                  108,056          -
          F                   15,000          -
         BB                1,000,000          -
         G                 5,333,333          -
         H                17,000,000          -
         I                10,000,000          -
         K                   412,000          -
         L                   500,000          -
TOTAL                     94,061,523          -
777:
779:

Series E preferred shares are entitled to receive a cumulative dividend equivalent to $1,600 per month.

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


4. RELATED PARTY TRANSACTIONS

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

5. CONTINGENCIES

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

The following persons serve as directors and/or officers of the Company as of July 28, 1999:

Name                Age   Position    Period Served       Term Expires

Daniel Wettreich    49    Chairman,   September 16, 1988  Next Annual
                          President,                      Meeting
                          Director

Allan S. Wolfe      68    Director    May 24, 1993        Next Annual
                                                          Meeting

Daniel Wettreich

Daniel Wettreich is Chairman, President and Director of the Company(1) since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities. From July 1996 to July 1998, he was a Director of Constable Group plc (formerly Meteor Technology plc), a United Kingdom public company(2).
Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

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

SUMMARY COMPENSATION TABLE



	Annual Compensation
	Long-Term
Compensation






	Awards

Payo
uts



Name and
Principal
Position



Year



Sala
ry



Bonus


	Other
Annual
	Compensat
ion

Restri
cted
Stock
Award(
s)


Option
s/
SARs


LTIP
Payo
uts


All
Other
Compensa
tion
Daniel Wettreich
Chairman and CEO
(1)


1998
1999
2000
2001
$250
,000
$
52,0
83
$


 -
$


 -
-
-
-
-
-
-
-
-
-
-
-
-
100,00
0
(275,0
00)
-
-
-
-
-
-
$
 (1)
$
 (1)
$
   -
$
   -

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

(2) 	Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.

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

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The following financial statements are included herein for fiscal year ended April 30, 2001.

Index to Consolidated Financial Statements	Page

Report of Independent Auditors - 2001 and 2000	F-1
Consolidated Financial Statements
		Balance Sheet - April 30, 2001	F-2

		Statements of Operations and Other Comprehensive Income
            		 for the years
ended April 30, 2001 and 2000	F-3

		Statements of Stockholders' Equity for the
			years ended April 30, 2001 and 2000	F-4

		Statements of Cash Flows for the years ended
			April 30, 2001 and 2000	F-5 and
					F-6
								F-11
		Notes to Consolidated Financial Statements	F-7 through
					F-18

(a) (2)	Consolidated Schedule	-
(a) (3)	Exhibits included herein:

 	3(a)	Articles of Incorporation	Incorporated by reference to Form 10
					Registration Statement filed on June
23, 1976.

	3(b)	Bylaws	Incorporated by Reference as
immediately above.

	22(a)	Subsidiaries
	(7)	Reports on Form 8-K:	None



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
(Company)

By:	 /s/Daniel Wettreich
	 President

Date: 	August 15, 2001

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:	/s/Daniel Wettreich
	Director; President
	(principal executive officer and
	 principal financial officer)

Date:	August 15, 2001


By: 	/s/Allan Wolfe
	Director

Date:	August 15, 2001