Form 10QSB
period 2001-07-31
CAMELOT CORP
filed 2001-09-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended July 31, 2001         Commission File No. 0-8299


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

                                             Shares outstanding at
          Class                                   July 31, 2001

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                        July 31, 2001  April 30, 2001
                                           (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $    1,082     $    1,288

       Total current assets               $    1,082     $    1,288

                                          $    1,082     $    1,288


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        July 31, 2001  April 30, 2001
                                           (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable                        $    1,186     $    1,186

     Total current liabilities                 1,186          1,186

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 6,293,740
     shares issued at July 31, 2001 and
      6,293,740  at April 30, 2001              62,937          62,937
Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     1,345,305 shares issued and outstanding at
     July 31, 2001 and April 30, 2001         13,453         13,453
  Additional paid-in capital              35,597,921     35,597,921
  Accumulated deficit                    (32,837,718)   (32,837,512)
  Less: treasury stock, at cost,
         29,245 shares at July 31, 2001
         and April 30, 2001               (2,836,697)    (2,836,697)

       Total stockholders' equity                104            102

                                          $    1,082     $    1,288


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                                   July 31,
                                              2001         2000

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                      206            -
  Depreciation and amortization                     -            -
  Provision for Inventory E & O                     -            -
                                                    -            -

LOSS FROM OPERATIONS                            (206)            -

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                   -            -
  Dividend income - affiliate                       -            -
  Gain (Loss) on disposition of assets              -            -
     Total other income (expense)                   -            -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                        -            -

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -            -

NET INCOME (LOSS)                                   -            -

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $        -   $        -

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

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                              Three Months Ended
                                                   July 31,
                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $       -     $        -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  (Gain) loss on disposal of assets                -              -
  Provision for inventory obsolescence             -              -
  Change in assets and liabilities
       Accounts and accrued  receivables           -              -
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                              -              -
       Accounts payable and accrued expenses   (206)        (1,598)

  Net cash used by operating activities        (206)        (1,598)

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities         -             -

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                     -             -
  Purchase of Treasury Stock
Cash provided by financing activities              -              -

NET INCREASE (DECREASE) IN CASH                (206)       (1,598)

CASH AT BEGINNING OF PERIOD                    1,288         3,755
CASH AT END OF PERIOD                      $   1,082     $   2,157

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 2001.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 2001 was $0 compared with $0 in the comparable quarter of 2000. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $206 compared with $1,598 in 2000. Net cash used by financing activities was $0 compared with $0 provided in 2000. Cash of $1,086 compares with $1,1288 at April 30, 2001.

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

Date:     September 13, 2001