Form 10QSB
period 2001-10-31
CAMELOT CORP
filed 2001-12-14
CIK 13033

9

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended October 31, 2001      Commission File No. 0-8299


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

                                             Shares outstanding at
          Class                                   October 31, 2001

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       October 31, 2001April 30, 2001
                                           (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $      834     $    1,288

       Total current assets               $      834     $    1,288

                                          $      834     $    1,288


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       October 31, 2001April 30, 2001
                                           (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable                        $    1,186     $    1,186

     Total current liabilities                 1,186          1,186

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 6,293,740
     shares issued at October 31, 2001 and
      6,293,740  at April 30, 2001              62,937          62,937
Preferred stock, $.01 par value,
     100,000,000 shares authorized,
     1,345,305 shares issued and outstanding at
     October 31, 2001 and April 30, 2001      13,453         13,453
  Additional paid-in capital              35,597,921     35,597,921
  Accumulated deficit                    (32,837,966)   (32,837,512)
  Less: treasury stock, at cost,
         29,245 shares at October 31, 2001
         and April 30, 2001               (2,836,697)    (2,836,697)

       Total stockholders' equity                352            102

                                          $      834     $    1,288


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                                 October 31,
                                              2001         2000

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                    (248)            -
  Depreciation and amortization                     -            -
  Provision for Inventory E & O                     -            -
                                                (248)            -

LOSS FROM OPERATIONS                            (248)            -

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                   -            -
  Dividend income - affiliate                       -            -
  Gain (Loss) on disposition of assets              -            -
     Total other income (expense)                   -            -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                    (248)            -

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -            -

NET INCOME (LOSS)                               (248)            -

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $    (248)   $        -

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $         *  $        *
Loss from discontinued operations                    *           *
  Dividends on preferred stock                       *           *

NET INCOME (LOSS) PER COMMON SHARE         $         *  $        *

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         6,293,740    6,236,107

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                               Six Months Ended
                                                 October 31,
                                              2001         2000

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                    (454)            -
  Depreciation and amortization                     -            -
  Provision for Inventory E & O                     -            -
                                                (454)            -

LOSS FROM OPERATIONS                            (454)            -

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                   -            -
  Dividend income - affiliate                       -            -
  Gain (Loss) on disposition of assets              -            -
     Total other income (expense)                   -            -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                    (454)            -

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -            -

NET INCOME (LOSS)                               (454)            -

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $    (454)   $        -

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations $         *  $        *
Loss from discontinued operations                    *           *
  Dividends on preferred stock                       *           *

NET INCOME (LOSS) PER COMMON SHARE         $         *  $        *

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                         6,293,740    6,236,107

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Six Months Ended
                                                 October 31,
                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $   (454)     $        -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  (Gain) loss on disposal of assets                -              -
  Provision for inventory obsolescence             -              -
  Change in assets and liabilities
       Accounts and accrued  receivables           -              -
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                              -              -
       Accounts payable and accrued expenses       -        (1,820)

  Net cash used by operating activities        (454)        (1,820)

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities         -              -

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                     -              -
  Purchase of Treasury Stock
Cash provided by financing activities              -              -

NET INCREASE (DECREASE) IN CASH                (454)       (1,820)

CASH AT BEGINNING OF PERIOD                    1,288         3,755
CASH AT END OF PERIOD                      $     834     $   1,935

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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended October 31, 2001 was $0 compared with $0 in the comparable quarter of 2000. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $248 compared with $1,820 in 2000. Net cash used by financing activities was $0 compared with $0 provided in 2000. Cash of $834 compares with $1,288 at April 30,2001.

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

Registrant reported in a 8-K filed December 11, 2001 that Registrant has received a decision from the Comptroller of Public Accounts of the State of Texas relating to a Franchise Tax determination for the period 1/1/96 through 12/31/98. The Comptroller's decision became due October 17, 2001, and following an Order Denying Motion for Rehearing, such decision became effective on November 26, 2001. Registrant has consequently become liable in the amount of $78,542.65 and additional interest will accrue at $17.12 per day through the date of payment.

Registrant reported in a 8-K filed December 11, 2001 that Registrant has been advised that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained Re: The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation, etc. et al. Should such petition be successful Registrant may become liable in the amount of $550,000.

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

           (10)                              1991 Incentive Stock
Option Plan:   Incorporated by
reference to
                                                  proxy statement for
1991.

       (b)  Reports on Form 8-K:

              Form 8-K filed December 11, 2001 reporting Item 5.


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

Date:     December 14, 2001