Form 10KSB/A
period 2001-04-30
CAMELOT CORP
filed 2002-02-21
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB/A
Amendment No. 1
	(Mark One)
[x] Annual report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 (Fee
required)

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

Camelot Corporation ("Registrant" or "the Company") is inactive. It was previously a holding company buts its subsidiaries have been dissolved by its state of incorporation. The fiscal year ended April 30, 1999 the Company has no operations. All previous business operations have been discontinued.

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

Wincroft, Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March, 2001 had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company.
These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft.

Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr.
Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2001 had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme.

Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2001 had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares. The brother of Mr. Wettreich, Mr. Mick Y. Wettreich owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex.

The Registrant has had no success in finding companies with which to merge. During the past three years one blind pool company eVentures Group, Inc ("eVentures") that was affiliated with Mr. Wettreich was merged in September 1999 with another group of companies that were affiliates of the Lamar Hunt family of Dallas, Texas. The basis on which the decision was taken to merge those particular companies with eVentures was the opinion of Mr. Daniel Wettreich the President and Director of eVentures regarding primarily the quality of the businesses that were to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of eVentures if the merger took place. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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


REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying balance sheet of Camelot
Corporation as of April   30, 2001 and the related statements of
operations, accumulated deficit, and cash flows for the
two years then ended.   These financial statements are the
responsibility of the Company's management.   My responsibility
is to express an opinion on these financial statements based on my audit I conducted my audit in accordance with generally accepted auditing standards in the United States of America.
Those standards   require that I plan and perform the audit to
obtain   reasonable   assurance   about whether the financial
statements are free of material misstatement.    An audit
includes examining, on a test basis, evidence supporting the
amounts and   disclosures in   the   financial statements.   An
audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating
the overall financial statement presentation.   I believe   my
audit provides a reasonable basis for my opinion.

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

July 30, 2001
Aurora, Colorado

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













 See accompanying notes to financial statements

CAMELOT CORPORATION
Statements of Operations
Years Ended April 30,

	                                     2001	 2000

  REVENUES                            $    -	     $     -

  OPERATING EXPENSES
     General and administrative     	2,467	          8,484

     Total costs and expenses  	        2,467	          8,484

  LOSS FROM OPERATIONS                 (2,467)	        (8,484)



  OTHER INCOME (EXPENSE)
     Interest and miscellaneous       	36,663	         5,912

     Loss on investment in affiliate                  (525,536)


     Note receivable allowance    		       (92,300)

Total other income (expense) 	        36,663	      (611,924)


  NET INCOME (LOSS)                 $   34,196     $ (620,408)

   INCOME (LOSS) PER SHARE
      Net income			 $.005      $(.098)



Weighted average number of common stock
 and common stock equivalent shares   6,293,740      6,293,740















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

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid

  Net cash provided by (used in)
    financing activities

NET INCREASE (DECREASE) IN CASH  	   (2,467)     3,089

Cash at beginning of year 	            3,755	 666

Cash at ending of year      	           $1,288     $3,755

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

SUMMARY COMPENSATION TABLE

                                         Other                           All
                                         Annual  Restricted              Other
                                         Compen- Stock     Options/ LTIP Comp-
Name and              Year Salary Bonus sation  Awards    SARs          sation
Principal
Position

Daniel Wettreich      1998 $250,000-     -       -         -         -   (1)
Chairman and CEO (1)  1999 $52,083 -     -       -         -         -   (1)
                      2000  -      -     -       -         -         -    -
                      2001  -      -     -       -         -         -    -


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

Name and Address of		Amount and Nature of 	   Percent
Beneficial Owner		Beneficial Ownership  	      of
                                                            Class

Daniel Wettreich	         1,345,295(1)	            21.4%
6959 Arapaho Road, Suite 122
Dallas, Texas 75248

Allan Wolfe		            10,250(2)		       *
390 South River Road
Suite 5
Bedford, NH  03110

All Officers and Directors	 1,345,295(1)(2)	     21.4%
as a group (2 persons)

* Under 0.1%

Forsam Venture Funding, Inc.     1,345,295(1)		     21.4%
6959 Arapaho Road, Suite 122
Dallas, Texas  75248

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

On May 30, 1997, the Company subscribed for o500,000 1997-2007 10% unsecured redeemable loan stock of Meteor by paying cash.
Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

On March 20, 1998 Registrant sold to Forsam Venture Funding, Inc.3,837,706 shares in AMI for its then net asset value per share of $24,233 payable by the issuance by Forsam of 8% Preferred Shares. Mr. Wettreich is a director of Forsam and did not participate in any director vote relating to this ransaction. At the same time Registrant sold to Abuja Consultancy, Ltd. 2,192,265 shares in Alexander Mark Investments (USA), Inc. for $13,830 cash. These transactions represented Registrants total shareholding in Alexander Mark Investments (USA), Inc.

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

CAMELOT CORPORATION
(Company)

By:	 /s/Daniel Wettreich
	 President

Date: 	February 18, 2002

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:	/s/Daniel Wettreich
	Director; President
	(principal executive officer and
	 principal financial officer)

Date:	February 18, 2002


By: 	/s/Allan Wolfe
	Director

Date:	February 18, 2002