Form 10QSB
period 2002-01-31
CAMELOT CORP
filed 2002-03-13
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB


                          (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 31, 2002

      o  Transition report under Section 13 or 15 (d) of the Exchange
Act

       For   the   transition   period   from   ________________   to
_________________

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

Issuer's telephone number, including area code:(972) 458-1767

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
x  Yes    o  No
               APPLICABLE ONLY TO ISSUERS INVOLVED IN
                 BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
o  Yes    o  No

                APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,293,740, common stock, $0.01 par value.

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

                 CAMELOT CORPORATION AND SUBSIDIARIES

                    PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                       January 31, 2002 April 30, 2001
                                           (Unaudited)    (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $      453     $    1,288

       Total current assets               $      453     $    1,288

                                          $      453     $    1,288


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                       January 31, 2002 April 30, 2001
                                           (Unaudited)       (Audited)

CURRENT LIABILITIES
  Accounts payable                        $    1,186     $    1,186

     Total current liabilities                 1,186          1,186

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized, 6,293,740
     shares issued at January 31, 2002 and
      6,293,740  at April 30, 2001            62,937          62,937
Preferred stock, $.01 par value,
     100,000,000 shares authorized, and
     nil shares issued and outstanding at
     January 31, 2002 and 1,345,305 shares
     issued and outstanding at
     April 30, 2001                                -         13,453
  Additional paid-in capital              35,611,374     35,597,921
  Accumulated deficit                    (32,838,347)   (32,837,512)
  Less: treasury stock, at cost,
         29,245 shares at January 31, 2002
         and April 30, 2001               (2,836,697)    (2,836,697)

       Total stockholders' equity                733            102

                                          $      453     $    1,288


See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                                 January 31,
                                              2002         2001

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                    (381)            -
  Depreciation and amortization                     -            -
  Provision for Inventory E & O                     -            -
                                                (381)            -

LOSS FROM OPERATIONS                            (381)            -

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                   -            -
  Dividend income - affiliate                       -            -
  Gain (Loss) on disposition of assets              -            -
     Total other income (expense)                   -            -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                    (381)            -

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -            -

NET INCOME (LOSS)                               (381)            -

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $    (381)   $        -

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

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Nine Months Ended
                                                 January 31,
                                              2002         2001

REVENUE                                    $        -   $        -

COST OF SALES                                       -            -

  GROSS PROFIT (LOSS)                               -            -

OPERATING EXPENSES:
  General and administrative                    (835)            -
  Depreciation and amortization                     -            -
  Provision for Inventory E & O                     -            -
                                                (835)            -

LOSS FROM OPERATIONS                            (835)            -

OTHER INCOME (EXPENSES):
  Interest expense                                  -            -
  Interest income                                   -            -
  Dividend income - affiliate                       -            -
  Gain (Loss) on disposition of assets              -            -
     Total other income (expense)                   -            -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                    (835)            -

DISCONTINUED OPERATIONS:
  Loss on disposal                                  -            -

NET INCOME (LOSS)                               (835)            -

DIVIDENDS ON PREFERRED STOCK                        -            -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $    (835)   $        -

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

                 CAMELOT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Nine Months Ended
                                                 January 31,
                                             2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $   (835)     $        -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  (Gain) loss on disposal of assets                -              -
  Provision for inventory obsolescence             -              -
  Change in assets and liabilities
       Accounts and accrued  receivables           -              -
       Cancellation of note receivable plus
       accrued interest for surrender of
       treasury stock                              -              -
       Accounts payable and accrued expenses       -        (1,820)

  Net cash used by operating activities        (835)        (1,820)

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities         -              -

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                     -              -
  Purchase of Treasury Stock
Cash provided by financing activities              -              -

NET INCREASE (DECREASE) IN CASH                (835)       (1,820)

CASH AT BEGINNING OF PERIOD                    1,288         3,755
CASH AT END OF PERIOD                      $     453     $   1,935

See accompanying notes to these consolidated financial statements.

                 CAMELOT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)


ITEM 1.   Financial Statements and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-QSB, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2001.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended January 31, 2002 was $0 compared with $0 in the comparable quarter of 2001. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.

During the period Registrant, extinguished and paid in full a non-recourse loan by the transfer to the Registrant as treasury stock of 1,345,295 Preferred Stock Series J, such preferred shares being transferred to the Registrant as substitution and in lieu of the original collateral of a Pledge Agreement securing such non-recourse loan made to the Registrant's President, Daniel Wettreich, on September 25, 1996 which was secured only on 36,250 post-reverse split common shares of the Registrant, and which was subsequently written off by the Registrant as uncollectable.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $381 compared with $1,820 in 2001. Net cash used by financing activities was $0 compared with $0 provided in 2001. Cash of $453 compares with $1,288 at April 30,2001.

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

Date: March 13, 2002