Form 10KSB
period 2002-04-30
CAMELOT CORP
filed 2002-07-25
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2002
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities  Exchange Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number  0-8299
                        ------

                               CAMELOT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Colorado                                 84-0691531
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   PMB 249, 6757 Arapaho Road, Suite 711, Dallas, Texas                75248
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)                         (Zip Code)


--------------------------------------------------------------------------------
    (Former Address of Principal Executive Office)                  (Zip Code)

                                 (972) 612-7844
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
--------------------------------------------------------------

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------

                 None                                      None

Securities registered under Section 12(g) of the Exchange Act:
--------------------------------------------------------------

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

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,236,107 at May 31, 2002.


Documents  Incorporated by Reference.

              NONE

                                     PART 1

Item 1.    Business
           --------

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft, Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March, 2001 owned 3,576,400 shares representing 81.2% of the issued and outstanding common stock of Wincroft. He also had an indirect interest in 700,000 common stock of Wincroft representing 13.6% of the issued and outstanding common stock of that company. These shares are owned by Camelot Corporation of which company Mr. Wettreich is a Director, and Mr. Wettreich has disclaimed any beneficial interest in these shares.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2001 owned 2,700,000 shares representing 89.15% of the issued and outstanding common stock of Forme. He also had an indirect interest in 292,857 common stock of Forme representing 9.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed any beneficial interest in these shares.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2002 owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex. He also had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares.

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


The Company made other acquisitions as follows:

        Date                 Name                    Business            Cost
   --------------   ------------------------   ---------------------   --------

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

In November 1995, Registrant appointed Firecrest Group plc a public company, as exclusive distributor for DigiPhone in the United Kingdom and Ireland in consideration for $1,950,575 payable by shares equal to approximately 10% of Firecrest. ("Digiphone Rights") In March 1996 all relations with Firecrest were terminated and Registrant sold all its shares in Firecrest in market transactions. Subsequently, Firecrest sold its DigiPhone Rights to Meteor. In July 1996, Registrant sold the European rights to distribute DigiPhone to DigiPhone Europe Ltd which became a subsidiary of Meteor. The consideration was (pound)5,000,000 of loan stock which was subsequently converted into Meteor shares. In November 1996 Registrant sold the international DigiPhone rights to Meteor for (pound)1,000,000 of loan stock which subsequently was converted into Meteor shares. In May 1998, DigiPhone International, Ltd. a Meteor subsidiary, became the exclusive marketing company for all Third Planet products on a worldwide basis.

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

Registrant, through its acquisition of 80% of AMI in May 1997 obtained control of Meteor, a U.K. listed public company which was subsequently renamed Constable Group plc. Meteor's two operational subsidiaries, were DigiPhone International Ltd. and Meteor Payphones Ltd. DigiPhone International was the worldwide distributor for all products developed by Third Planet and was sold to Registrant in January, 1998 for cancellation of (pound)500,000 loan stock owed to Camelot by Meteor. All rights owned by DigiPhone International were transferred to Third Planet Publishing prior to the sale of VideoTalk to Wincroft. Registrant sold all its shareholding in AMI for $38,063 on March 20, 1998. Meteor Payphones and its sister payphone companies were placed into liquidation on 30th March 1998. Constable Group plc (formerly Meteor Technology plc) was placed into liquidation on 31st July 1998.

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

In February 1997, Registrant acquired from Meteor the U.S.A. and Canadian rights to PCAMS software, a payphone contract and management system originally developed for Meteor's payphone subsidiary. The consideration was cancellation of (pound)2,000,000 unsecured convertible loan stock owed by Meteor to Camelot, and the issuance by Camelot of 3,238,400 restricted common shares of Camelot. Management intended to utilize PCAMS software both by offering such software to independent providers and by seeking acquisitions of payphone businesses. Registrant's limited resources precluded active marketing of this product and in March 1998 the product was sold back to Meteor for (pound)70,000.

Employees

As of July 14, 1998, the Company ceased having any employees. Its directors and officers have since provided unpaid services on a part-time basis as needed to the Company.

Item 2.    Properties
           ----------

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

Item 3.    Legal Proceedings
           -----------------

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

Separately, Registrant has been advised that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained Re: The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation, etc. et al. Should such petition be successful Registrant may become liable in the amount of $550,000.

No other material legal proceedings to which the Company is a party is subject or pending and no such proceedings are known by the Company to be contemplated.

There are no proceedings to which any director, officer or affiliate of the Company, or any owner of record (or beneficiary) of more than 5% of any class of voting securities of the Company is a party adverse to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

No matters were submitted to a vote of the security holders during the final quarter of the fiscal year or subsequent to the end of the fiscal year.

                                     Part II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

The Company's common stock trades on the OTC Bulletin Board. The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     High              Low
                                                     ----              ---
             2002
             ----

             First         July 31, 2001             0.01              0.01
             Second        October 31, 2001          0.01              0.01
             Third         January 31, 2002          0.01              0.01
             Fourth        April 30, 2002            0.01              0.01



             2001
             ----

             First         July 31, 2000             0.01              0.01
             Second        October 31, 2000          0.01              0.01
             Third         January 31, 2001          0.01              0.01
             Fourth        April 30, 2001            0.01              0.01


As of July 27, 2001, the Company had approximately 1,175 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6.    Management Discussion and Analysis
           ----------------------------------

2002

The Company's revenue for the period ended April 30, 2002 was $-0- compared with $0 for the previous period. Net loss for the period was $81,198 compared with a profit of $34,196. The loss was primarily due to accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

The consolidated balance sheets for the period show total assets of $90 compared with $1,288 for the previous period.

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

Liquidity and Capital Resources

2002

Net cash used in operating activities for the period ended April 30, 2002 was $(1,198) compared with $(2,467) in 2001. Net cash used by investing activities was $0 compared with $0 in 2001. Net cash provided by financing activities was $0 compared with $0 in 2001. Cash of $90 compared with $1,288 in 2001.

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

Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
       Balance Sheet - April 30, 2002                                 F-2

       Statements of Operations and
           for the years ended April 30, 2002 and 2001                F-3

       Statements of Stockholders' Equity for the
           years ended April 30, 2002 and 2001                        F-4

       Statements of Cash Flows for the years ended
           April 30, 2002 and 2001                                    F-5

       Notes to Financial Statements                                  F-6 to F-9

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2280 South Xanadu Way
Suite 370
Aurora, Colorado 80014


                          REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying balance sheet of Camelot Corporation as of April 30, 2002 and the related statements of operations, accumulated deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2002, and the results of their operations and their consolidated cash flows for the years ended April 30, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA, PC
----------------------------
Larry O'Donnell, CPA, PC
July 25, 2002

                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2002

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $         90
                                                             ------------

     Total current assets                                    $         90
                                                             ------------


                                                             $         90
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $      1,186
 Franchise tax payable                                             80,000
                                                             ------------

     Total current liabilities                               $     81,186
                                                             ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,293,740 shares issued and outstanding              62,937
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,611,374
 Accumulated deficit                                          (32,918,710)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)
                                                             ------------

     Total stockholders' equity                                   (81,096)
                                                             ------------

                                                             $         90
                                                             ============



                 See accompanying notes to financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                                 2002           2001
                                             -----------    -----------

REVENUES                                     $      --      $      --

OPERATING EXPENSES
   General and administrative                      1,198          2,467
   Franchise taxes                                80,000           --
                                             -----------    -----------

   Total costs and expenses                       81,198          2,467

LOSS FROM OPERATIONS                             (81,198)        (2,467)

OTHER INCOME
   Interest and miscellaneous                       --           36,663
                                             -----------    -----------

                   Total other income               --           36,663
                                             -----------    -----------


NET INCOME (LOSS)                            $   (81,198)   $    34,196
                                             ===========    ===========

INCOME (LOSS) PER SHARE                      $     (.012)   $      .005
                                             ===========    ===========


Weighted average number of common stock
and common stock equivalent shares             6,293,740      6,293,740











                 See accompanying notes to financial statements

                               CAMELOT COPORATION
                        Statement of Accumulated Deficit
                       Years Ended April 30, 2002 and 2001


                                              2002            2001
                                              ----            ----

Balance, May 1                           $(32,837,512)   $(32,871,708)

Net income (loss)                             (81,198)         34,196
                                         ------------    ------------

Balance, April 30                        $(32,918,710)   $(32,837,512)
                                         ============    ============













                  See accompanying notes to financial statement

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,
                                                                 2001        2000
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                           $(81,198)   $ 34,196

    Adjustments to reconcile net loss to net cash used in operating activities:
    Increase (decrease) in:
    Accounts payable and accrued expenses                         80,000     (36,663)
                                                                --------    --------


Net cash used in operating activities                             (1,198)     (2,467)

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities               --          --
                                                                --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  cash provided by (used in) financing  activities             --          --
                                                                --------    --------


NET INCREASE (DECREASE) IN CASH                                   (1,198)     (2,467)

Cash at beginning of year                                          1,288       3,755
                                                                --------    --------

Cash at ending of year                                          $     90    $  1,288
                                                                ========    ========





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


2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2002 and 2001.

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

     The components of deferred taxes at April 30, 2002 in the accompanying balance sheet is summarized below:

     Note receivable allowance                                  680,000
     Capital loss carryforward                                   32,000
     Net operating loss carryforward                         11,900,000
     Less valuation allowance                               (12,900,000)
                                                            -----------
     Deferred tax asset-net                                 $      --

     At April 30, 2002, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2013.

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

3.   STOCKHOLDERS' EQUITY

     Preferred Stock

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2001:

     Number of Shares

     Series of             Authorized             Issued and
     Preferred             Stock                  Outstanding
          A                     2,000                      -
          B                    75,000                      -
          C                    50,000                      -
          D                    66,134                      -
          E                   108,056                      -
          F                    15,000                      -
         BB                 1,000,000                      -
          G                 5,333,333                      -
          H                17,000,000                      -
          I                10,000,000                      -
          K                   412,000                      -
          L                   500,000                      -
                           ----------             ----------
       TOTAL               94,061,523                      -

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


4.   CONTINGENCIES

     Litigation

     The Company is liable for Texas state franchise taxes of approximately $80,000.

     Also, the Company has been advised that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained regarding The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation. Should such petition be successful, the Company may become liable in the amount of $550,000.

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

Item 8.    Disagreements on Accounting and Financial Disclosure
           ----------------------------------------------------

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

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 28, 1999:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     50      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Allan S. Wolfe       69      Director       May 24, 1993           Next Annual
                                                                   Meeting

Daniel Wettreich
----------------

Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities. From July 1996 to July 1998, he was a Director of Constable Group plc, a United Kingdom public company(1). Mr. Wettreich has a Bachelor of Arts in Business Administration from the University of Westminster, London, England.

Allan S. Wolfe
--------------

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

(1) A subsidiary, Meteor Payphones Ltd and subsidiaries filed for voluntary liquidation in March 1998. Constable Group plc filed for voluntary liquidation in July 1998.

Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2002. No bonuses were granted to any officer, nor was any compensation deferred.


                           SUMMARY COMPENSATION TABLE

=============================================================================================================

                                    Annual Compensation           Long-Term Compensation
                             ------------------------------- ---------------------------------
                                                                      Awards
                                                                                      Payouts
                                                             ----------------------- ---------
                                                              Restricted
  Name and Principal                           Other Annual     Stock      Options/    LTIP      All Other
       Position        Year   Salary   Bonus   Compensation    Award(s)      SARs     Payouts   Compensation
--------------------- ------ -------- ------- -------------- ------------ ---------- --------- --------------
Daniel Wettreich       2000   $  -       -          -             -           -          -        $     -
Chairman and CEO (1)   2001   $  -       -          -             -           -          -        $     -
                       2002   $  -       -          -             -           -          -        $     -
===================== ====== ======== ======= ============== ============ ========== ========= ==============


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

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of June 17, 2002 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (2 persons).

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------

Daniel Wettreich                               0                         *
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

Allan Wolfe                               10,250 (1)                     *
390 South River Road
Suite 5
Bedford, NH  03110

All Officers and Directors                       (1)                     *
as a group (2 persons)

* Under 0.1%


     (1) Includes an option to purchase 6,625 shares granted to Allan Wolfe, which option is not exercised.

Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

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

On March 4, 1997, the Company acquired the US and Canadian rights to PCAMS software a payphone contract and management system software from Meteor Technology, plc payable by the cancellation of (pound)2,000,000 of loan stock owed to the Company by Meteor and (pound)500,000 by the issuance by the Company to Meteor of 80,960 restricted common shares. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time did not participate in any directors votes in relation to this transaction. On May 11, 1998 the PCAMS software was sold back to Meteor for (pound)70,000 as the Company did not have sufficient funds to market the software and was restricted in its ability to sublicense the software.

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

On May 30, 1997, the Company subscribed for(pound)500,000 1997-2007 10% unsecured redeemable loan stock of Meteor by paying cash. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

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

                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2002.

Index to Consolidated Financial Statements                           Page
                                                                     ----

Report of Independent Auditors - 2002 and 2001                       F-1
Consolidated Financial Statements
      Balance Sheet - April 30, 2002                                 F-2

      Statements of Operations and Other Comprehensive Income
              for the years ended April 30, 2002 and 2001            F-3

      Statements of Stockholders' Equity for the
              years ended April 30, 2002 and 2001                    F-4

      Statements of Cash Flows for the years ended
              April 30, 2002 and 2001                                F-5 and
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

       22(a)   Subsidiaries
       (7)     Reports on Form 8-K:         Report on December 11, 2001
                                            reporting Item 5.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
-------------------
(Company)

By:   /s/Daniel Wettreich
      --------------------
      President

Date: July 25, 2002
      -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/Daniel Wettreich
      -------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 25, 2002
      -------------


By:   /s/Allan Wolfe
      --------------
      Director

Date: July 25, 2002
      -------------