Form 10QSB
period 2002-07-31
CAMELOT CORP
filed 2002-09-11
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002
                               -------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________________ to ________________


Commission File No. 0-8299
                    ------

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [x] Yes [ ] No

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,293,740, common stock, $0.01 par value.

                      CAMELOT CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Consolidated Balance Sheets                             3

                    Consolidated Statements of Operations                   4

                    Consolidated Statements of Cash Flows                   5

                    Notes to Consolidated Financial Statements              6

          Items 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   6

Part II   OTHER INFORMATION                                                 7


                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             July 31,2002    April 30,2002
                                                              (Unaudited)      (Audited)
                                                             ------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                                   $         90    $         90
                                                             ------------    ------------

     Total current assets                                    $         90    $         90
                                                             ------------    ------------


                                                             $         90    $         90
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $      1,186    $      1,186
 Franchise tax payable                                       $     80,000    $     80,000
                                                             ------------    ------------

     Total current liabilities                               $     81,186    $     81,186
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,293,740 shares issued and outstanding              62,937          62,937
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued and outstanding
 Additional paid-in capital                                    35,611,374      35,611,374
 Accumulated deficit                                          (32,918,710)    (32,918,710)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)     (2,836,697)
                                                             ------------    ------------

     Total stockholders' equity                                   (81,096)        (81,096)
                                                             ------------    ------------

                                                             $         90    $         90
                                                             ============    ============



                 See accompanying notes to financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                         July 31,
                                                    2002          2001
                                                    ----          ----

REVENUE                                        $         -   $         -

COST OF SALES                                            -             -

  GROSS PROFIT (LOSS)                                    -             -

OPERATING EXPENSES:
  General and administrative                             -           206
  Depreciation and amortization                          -             -
  Provision for Inventory E & O                          -             -


LOSS FROM OPERATIONS                                     -          (206)

OTHER INCOME (EXPENSES):
  Interest expense                                       -             -
  Interest income                                        -             -
  Dividend income - affiliate                            -             -
  Gain (Loss) on disposition of assets                   -             -
     Total other income (expense)                        -             -

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                             -             -

DISCONTINUED OPERATIONS:
  Loss on disposal                                       -             -

NET INCOME (LOSS)                                        -          (206)

DIVIDENDS ON PREFERRED STOCK                             -             -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $         -   $      (206)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                   ThreeMonths Ended
                                                        July 31,
                                                   2002          2001
                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $        -     $        -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  (Gain) loss on disposal of assets                     -              -
  Provision for inventory obsolescence                  -              -
  Change in assets and liabilities
       Accounts and accrued  receivables                -              -
       Cancellation of note receivable plus
        accrued interest for surrender of
        treasury stock                                  -              -
       Accounts payable and accrued expenses            -           (206)

  Net cash used by operating activities                 -           (206)

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities              -              -

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                          -              -
  Purchase of Treasury Stock
Cash provided by financing activities                   -              -

NET INCREASE (DECREASE) IN CASH                         -           (206)

CASH AT BEGINNING OF PERIOD                            90          1,288
CASH AT END OF PERIOD                          $       90          1,082


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2002.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 2002 was $0 compared with $0 in the comparable quarter of 2001. Net loss for the three month period was $0 compared with a loss for the previous year of $206. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $206 in 2001. Net cash used by financing activities was $0 compared with $0 provided in 2001. Cash of $90 compares with $90 at April 30,2002.

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

                           PART II - OTHER INFORMATION

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifys that-

(1) the signing officer has reviewed the report;

(2) based on the officer's knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3) based on such officer's knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report;

(4) the signing officer--

(A) is responsible for establishing and maintaining internal controls;

(B) has designed such internal controls to ensure that material information relating to the issuer is made known to the officer particularly during the period in which the periodic reports are being prepared;

(C) has evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and

(D) has presented in the report his conclusions about the effectiveness of the internal controls based on his evaluation as of that date;

(5) has disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)-

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) the signing officer has indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        CAMELOT CORPORATION
                                             (Registrant)



                                        By:  /s/ Daniel Wettreich
                                           -------------------------
                                           DANIEL WETTREICH,
                                           President
                                           Treasurer and Principal
                                           Financial Officer

Date: September 13, 2002