Form 10QSB
period 2002-10-31
CAMELOT CORP
filed 2002-12-13
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002
                               ----------------

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


                      CAMELOT CORPORATION AND SUBSIDIARIES

                         PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              October 31,      April 30,
                                                                 2002            2002
                                                              (Unaudited)      (Audited)
                                                             ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $         90    $         90
                                                             ------------    ------------

       Total current assets                                  $         90    $         90
                                                             ------------    ------------


                                                             $         90    $         90
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $      3,611    $      1,186
  Franchise tax payable                                      $     80,000    $     80,000
                                                             ------------    ------------

       Total current liabilities                             $     83,611    $     81,186
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 6,293,740 shares issued and outstanding            62,937          62,937
  Preferred stock, $.01 par value, 100,000,000 shares
    authorized, no shares issued and outstanding
  Additional paid-in capital                                   35,611,374      35,611,374
  Accumulated deficit                                         (32,921,135)    (32,918,710)
  Less treasury stock at cost, 29,245 shares                   (2,836,697)     (2,836,697)
                                                             ------------    ------------

Total stockholders' equity                                        (83,521)        (81,096)
                                                             ------------    ------------

                                                             $         90    $         90
                                                             ============    ============



                 See accompanying notes to financial statements

                      CAMELOT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Six Months Ended
                                                     October 31,
                                                 2002          2001
                                             -----------   -----------

REVENUE                                      $      --     $      --

COST OF SALES                                       --            --

GROSS PROFIT (LOSS)                                 --            --

OPERATING EXPENSES:
  General and administrative                       2,425           206

LOSS FROM OPERATIONS                              (2,425)         (206)

NET INCOME (LOSS)                            $    (2,425)  $      (206)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months Ended
                                                     October 31,
                                                  2002        2001
                                                ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $  (2,425)  $    --

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
    Accounts payable and accrued expenses           2,425        (206)

  Net cash used by operating activities              --          (206)

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities              --          --

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends on preferred stock                       --          --
  Purchase of Treasury Stock
  Cash provided by financing activities              --          --

NET INCREASE (DECREASE) IN CASH                      --          (206)

CASH AT BEGINNING OF PERIOD                            90       1,288
CASH AT END OF PERIOD                           $      90       1,082


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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended October 31, 2002 was $0 compared with $0 in the comparable quarter of 2001. Net loss for the six month period was $2425 compared with a loss for the previous year of $206. The Company is now inactive.

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

Date: December 13, 2002