Form 10QSB
period 2003-01-31
CAMELOT CORP
filed 2003-03-13
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2003

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Consolidated Balance
                    Sheets                                         3

                    Consolidated Statements of
                    Operations                                     5

                    Consolidated Statements of
                    Cash Flows                                     6

                    Notes to Consolidated
                    Financial Statements                           7

          Items 2.  Management's Discussion
                    and Analysis of Financial
                    Condition and Results of
                    Operations                                     7

Part II   OTHER INFORMATION                                        8

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS


                                           January 31, 2003    April 30, 2002
                                              (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                 $        90        $        90

       Total current assets                 $        90        $        90

                                            $        90        $        90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           January 31, 2003    April 30, 2002
                                              (Unaudited)        (Audited)

CURRENT LIABILITIES
  Accounts payable                          $      3,611       $     1,186
Franchise Tax payable                             80,000            80,000

     Total current liabilities                    83,611            81,186

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
     shares authorized,  6,293,740 shares
     issued at January 31, 2002 and
     6,293,740  at April 30, 2001                 62,937            62,937
  Preferred stock, $.01 par value,
     100,000,000 shares authorized, and
     nil shares issued and outstanding at
     January 31, 2002 and 1,345,305 shares
     issued and outstanding at
     April 30, 2001                                 --                --
  Additional paid-in capital                  35,611,374        35,611,374
  Accumulated deficit                        (32,921,135)      (32,918,710)
  Less: treasury stock, at cost,
       29,245 shares at January 31, 2002
       and April 30, 2001                     (2,836,697)       (2,836,697)

       Total stockholders' equity                (83,521)          (81,096)

                                            $         90       $        90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                     January 31,
                                                  2003         2002

REVENUE                                        $     --     $     --

COST OF SALES                                        --           --

  GROSS PROFIT (LOSS)                                --           --

OPERATING EXPENSES:
  General and administrative                         --           --

NET INCOME (LOSS)                                    --           --

DIVIDENDS ON PREFERRED STOCK                         --           --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $     --     $     --

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Nine Months Ended
                                                       January 31,
                                                   2003           2002

REVENUE                                        $      --      $      --

COST OF SALES                                         --             --

  GROSS PROFIT (LOSS)                                 --             --

OPERATING EXPENSES:
  General and administrative                         2,425            206


NET INCOME (LOSS)                              $    (2,425)   $      (206)

DIVIDENDS ON PREFERRED STOCK                          --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $    (2,425)   $      (206)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                Nine Months Ended
                                                   January 31,
                                                2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  (2,425)   $    (206)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses           2,425         --

  Net cash used by operating activities            --           (206)

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities         --           --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities        --           --

NET INCREASE (DECREASE) IN CASH                    --           (206)

CASH AT BEGINNING OF PERIOD                          90        1,288
CASH AT END OF PERIOD                         $      90    $   1,082





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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended January 31, 2003 was $0 compared with $0 in the comparable quarter of 2002. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.


Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $(206) in 2002. Net cash used by financing activities was $0 compared with $0 provided in 2002. Cash of $90 compares with $90 at April 30,2002.

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

       (b)  Reports on Form 8-K:

      Report dated February 23, 2003 reporting Item 5

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        CAMELOT CORPORATION
                                             (Registrant)



                                        By:  /s/ Daniel Wettreich
                                           -----------------------
                                           DANIEL WETTREICH,
                                           President
                                           Treasurer and Principal
                                           Financial Officer

Date: March 13, 2003