Form 10KSB
period 2003-04-30
CAMELOT CORP
filed 2003-07-25
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2003
                          --------------

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

                                 (972) 612-1400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

As of July 27, 2003, the aggregate market value of the voting stock held by non-affiliates was $60,000.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,236,107 at May 31, 2003.


Documents  Incorporated by Reference.

              NONE

                                     PART 1

Item 1.    Business
           --------

Camelot Corporation ("Registrant" or "the Company") is inactive, and is now a blind pool company seeking merger opportunities. It was previously a holding company but since the fiscal year ended April 30, 1999 the Company has no operations, and all previous business activities have been discontinued. All its subsidiaries have been dissolved by its various states of incorporation.

The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company has made several acquisitions and divestments of businesses (see Discontinued Activities
- Acquisition and Divestment History). The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. Subsequently it was unable to raise the additional capital required to continue the activities of its operating subsidiaries. Its principle subsidiary, Third Planet Publishing, Inc. sold all rights, title and interests to its software and hardware products on March 31, 1998 and has since been dissolved by the state of Florida. Its remaining operating subsidiary mrcdrom.com, inc. liquidated its inventory and ceased trading in July, 1998. In July, 1998 all employees of Camelot and its subsidiaries were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft, Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March, 2003 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2003 owned 2,992,968 shares representing 98.8% of the issued and outstanding common stock of Forme.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2003 owned 7,781,490 shares representing 92.64% of the issued and outstanding common stock of Malex. He also had an indirect interest in 225,000 common stock of Malex representing 2.67% of the issued and outstanding common stock of that company. These shares are owned by the wife of Mr. Wettreich and he has disclaimed all beneficial interest in these shares.


The Registrant has had no success in finding companies with which to merge, during the past three years. The basis on which future decisions to merge with any blind pool company associated with Mr.Daniel Wettreich will be the opinion of Mr.Wettreich regarding primarily the quality of the businesses that are to be merged and their potential for future growth,the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the blind pool company if the merger occured. The selection of which blind pool company affiliated with Mr. Wettreich will be used for a merger in a given transaction is arbitrary and is partly dependent on which blind pool company is of interest to the potential merger partner. The Registrant has no particular advantage as a blind pool company over any other blind pool company affiliated with Mr. Wettreich, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.


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

In May 1997, Registrant acquired approximately 80% of AMI whose principle asset was approximately 57% of Meteor. The consideration (post reverse split) payable to the seller, Adina, Inc. ("Adina") was 892,015 Preferred Shares, Series J of Registrant and 453,080 Preferred Shares, Series J in deferred consideration. Following the transaction Adina had 49% of the voting rights attributable to the issued and outstanding common and preferred shares of Registrant. Mr. Wettreich was a director of Adina and did not participate in any directors' votes in relation to this transaction.

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

                                     Part II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

The Company's common stock trades on the OTC Bulletin Board. The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions

             2003                                    High              Low
             ----                                    ----              ---

             First         July 31, 2002             0.01              0.01
             Second        October 31, 2002          0.01              0.01
             Third         January 31, 2002          0.01              0.01
             Fourth        April 30, 2003            0.01              0.01



             2002
             ----

             First         July 31, 2001             0.01              0.01
             Second        October 31, 2001          0.01              0.01
             Third         January 31, 2002          0.01              0.01
             Fourth        April 30, 2002            0.01              0.01


As of July 27, 2003, the Company had approximately 1,2756 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6.    Management Discussion and Analysis
           ----------------------------------

2003

The Company's revenue for the period ended April 30, 2003 was $-0- compared with $0 for the previous period. Net loss for the period was $8,725 compared with a loss for the previous year of $81,198. The losses for 2003 and 2002 were primarily due to accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

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

2001

The Company's revenue for the period ended April 30, 2001 was $0 compared with $0 in the comparable period. Net income for the period was $34,196 compared with a loss for the previous year of $620,408. The profit was due to a write off of accounts payable.

The consolidated balance sheets for the period show total assets of $1,288 compared with $3,631 for the comparable period.


Liquidity and Capital Resources

2003

Net cash used in operating activities for the period ended April 30, 2003 was $0 compared with $(1,198) in 2002. Net cash used by investing activities was $0 compared with $0 in 2002. Net cash provided by financing activities was $0 compared with $0 in 2002. Cash of $90 compared with $90 in 2002.

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

Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                        Page
                                                                     ----

Report of Independent Auditors                                       F-1

Financial Statements
         Balance Sheet - April 30, 2003                              F-2

         Statements of Operations and
               for the years ended April 30, 2003 and 2002           F-3

         Statements of Stockholders' Equity for the
                 years ended April 30, 2003 and 2002                 F-4

         Statements of Cash Flows for the years ended
                 April 30, 2003 and 2002                             F-5

         Notes to Financial Statements                               F-6 to F-9

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Unit 1
Aurora, Colorado 80014


                          REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying balance sheet of Camelot Corporation as of April 30, 2003 and the related statements of operations, accumulated deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2003, and the results of their operations and their consolidated cash flows for the years ended April 30, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

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


Larry O'Donnell, CPA, PC
July 7, 2003

                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2003

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $         90
                                                             ------------

     Total current assets                                    $         90
                                                             ------------


                                                             $         90
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $      3,611
 Franchise tax payable                                             86,300
                                                             ------------

     Total current liabilities                               $     89,911
                                                             ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,236,106 shares issued and outstanding              62,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,611,950
 Accumulated deficit                                          (32,927,435)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)
                                                             ------------

     Total stockholders' equity                                   (89,821)
                                                             ------------

                                                             $         90
                                                             ============







                 See accompanying notes to financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                                    2003           2002
                                                -----------    -----------

REVENUES                                        $      --      $      --

OPERATING EXPENSES
   General and administrative                         2,425          1,198
   Franchise taxes                                    6,300         80,000
                                                -----------    -----------

   Total costs and expenses                           8,725         81,198




NET INCOME (LOSS)                               $    (8,725)   $   (81,198)
                                                ===========    ===========

INCOME (LOSS) PER SHARE                         $     (.001)   $     (.012)
                                                ===========    ===========


Weighted average number of common stock
  and common stock equivalent shares              6,236,106      6,293,740









                 See accompanying notes to financial statements

                               CAMELOT COPORATION
                        Statement of Accumulated Deficit
                       Years Ended April 30, 2003 and 2002

                                                 2003            2002
                                            ------------    ------------

Balance, May 1                              $(32,918,710)   $(32,837,512)

Net income (loss)                                 (8,725)        (81,198)
                                            ------------    ------------

Balance, April 30                           $(32,927,435)   $(32,918,710)
                                            ============    ============

















                  See accompanying notes to financial statement

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,
                                                             2003        2002
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                      $ (8,725)   $(81,198)

    Adjustments to reconcile net loss to net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                    8,725      80,000
                                                           --------    --------

Net cash used in operating activities                          --        (1,198)

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities          --          --
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  cash provided by (used in) financing  activities        --          --
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                                --        (1,198)

Cash at beginning of year                                        90       1,288
                                                           --------    --------

Cash at ending of year                                     $     90    $     90
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


2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2003 and 2002.

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

     The components of deferred taxes at April 30, 2003 in the accompanying balance sheet is summarized below:

     Note receivable allowance                                     680,000
     Capital loss carryforward                                      32,000
     Net operating loss carryforward                            11,900,000
       Less valuation allowance                                (12,900,000)
                                                               -----------
       Deferred tax asset-net                                  $         -

          At April 30, 2003, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2013.

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

3.   STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2003:

     Number of Shares

     Series of             Authorized              Issued and
     Preferred             Stock                   Outstanding
     ---------             ----------              -----------
          A                     2,000                        -
          B                    75,000                        -
          C                    50,000                        -
          D                    66,134                        -
          E                   108,056                        -
          F                    15,000                        -
          BB                1,000,000                        -
          G                 5,333,333                        -
          H                17,000,000                        -
          I                10,000,000                        -
          K                   412,000                        -
          L                   500,000                        -
                           ----------              -----------
        TOTAL              34,561,523                        -

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

Item 8.    Disagreements on Accounting and Financial Disclosure
           ----------------------------------------------------

During the past three years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 28, 2003:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     51      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Allan S. Wolfe       71      Director       May 24, 1993           Next Annual
                                                                   Meeting

Daniel Wettreich
----------------

Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities.

Allan S. Wolfe
--------------

Allan S. Wolfe has been a Director of the Company since May, 1993. He is a director of Palm Desert Art, Inc., formerly Database Technologies, Inc., a public company now involved with art galleries, from May 1986 to the present. He is also, since 1984, a director and Chief Executive Officer of Pathfinder Data Group ("PDG"), a database company. A subsidiary of PDG, Pathfinder Replacement Services, Inc., filed for protection from creditors under Chapter 11 and has since been converted to Chapter 7.


Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2003. No bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
Name and Principal                             Other Annual     Stock     Option
     Position          Year   Salary   Bonus   Compensation    Award(s)    SARs

--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2003      -       -           -            -         -
Chairman and CEO       2002      -       -           -            -         -
                       2001      -       -           -            -         -

===================== ====== ======== ======= ============== ============ ======

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of June 17, 2003 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (2 persons).

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------

Daniel Wettreich                               0                         *
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

Allan Wolfe                               10,250 (1)                     *
20 Commerce Park North
Bedford, NH  03110

All Officers and Directors                10,250 (1)                     *
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

On May 20, 1997 Adina, Inc. a company affiliated with Mr Wettreich subscribed for (post reverse) 1,345,295 restricted Preferred Shares, Series J of the Company with payment by the transfer of 6,029,921 restricted common shares of Alexander Mark Investments (USA), Inc. to the Company. 892,215 of the Preferred Shares were issued upon execution of the Agreement and 453,080 were subsequently issued as deferred consideration. The Preferred Shares have one vote per share and vote with the common shares, are non convertible, non-yielding and are subordinate to outstanding preferred shares but have a liquidation preference over common shares. On April 18, 1998 Adina sold the Preferred Shares, Series J to Forsam Venture Funding, Inc., a company of which Mr. Wettreich is a director and officer.

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

On September 25, 1996 the Company's disinterested directors approved a non recourse secured loan to the President of the Company in the amount of $1,800,000. This loan bears interest at a rate of 6% per annum. During the quarter ended January 31, 2002 the Company extinguished as paid in full this non-recourse loan by the transfer to the Company as treasury stock of 1,345,295 Preferred Stock Series J of the Company, such preferred shares being transferred to the Registrant as substitution for and in lieu of the original collateral of a Pledge Agreement securing such non-recourse loan which was secured only on 36,250 post-reverse split common shares of the Registrant, and which had been subsequently written off by the Company as uncollectable.

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

In  May,  1997,  the  Company  accepted  a  Preferred  Share,   Series  J  stock
subscription by Adina, Inc., a public company of which Mr. Wettreich was a director and officer. Mr. Wettreich did not participate in any directors vote in respect to this transaction. The consideration for the issuance of the Preferred Shares was the transfer of eighty (80%) percent of Alexander Mark Investments
(USA), Inc. a public company whose major asset was fifty-seven (57%) percent of the outstanding ordinary shares of Meteor. The Preferred Shares, Series J have one vote per share voting with the common shares, have a liquidation preference over the common shares but are subordinate to the outstanding Preferred Shares, are not convertible and pay no dividends. They also are subject to a forward or reverse split in any instances for which the common shares are subject to a forward or reverse split on the exact same basis.

On May 30, 1997, the Company subscribed for(pound)500,000 1997-2007 10% unsecured redeemable loan stock of Meteor by paying cash. Mr. Wettreich and Ms. Fitzgerald who were directors of both companies at the time, did not participate in any directors votes in relation to this transaction.

On March 20, 1998 Registrant sold to Forsam Venture Funding, Inc. 3,837,706 shares in Alexander Mark investments (USA),Inc for its then net asset value per share of $24,233 payable by the issuance by Forsam of 8% Preferred Shares. Mr. Wettreich is a director of Forsam and did not participate in any director vote relating to this transaction. At the same time Registrant sold to Abuja Consultancy, Ltd. 2,192,265 shares in Alexander Mark Investments (USA), Inc. for $13,830 cash. These transactions represented Registrants total shareholding in Alexander Mark Investments (USA),Inc.

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

On February 23, 2003 the Board of Registrant determined that in order to pursue a merger transaction it was in Registrant's interest to present a corporate structure and financial statement structure that would be most conducive to effecting such a merger transaction, and that as Registrant was still the owner of 700,000 shares in Wincroft, Inc, a company affiliated with the President of Registrant, which shares have been written down to nil value in Registrant's books for several years, Registrant transfered for nil consideration all the shares of Wincroft,Inc owned by Registrant to Wincroft, Inc as Treasury shares.


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



                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2003.

Index to Consolidated Financial Statements                           Page
                                                                     ----

Report of Independent Auditors - 2003 and 2002                       F-1
Consolidated Financial Statements
      Balance Sheet - April 30, 2003                                 F-2

      Statements of Operations and Other Comprehensive Income
              for the years ended April 30, 2003 and 2002            F-3

      Statements of Stockholders' Equity for the
              years ended April 30, 2003 and 2002                    F-4

      Statements of Cash Flows for the years ended
              April 30, 2003 and 2002                                F-5 and F-6

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

22(a)   Subsidiaries                   NONE

(7)     Reports on Form 8-K:  Report on February 27, 2003 reporting Item 5.



Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 which requires, for each company filing periodic reports under Section 13(a) or 15(d) of the Exchange Act that the principal executive officer and the principal financial officer, or persons performing similar functions, makes certain certifications in each annual or quarterly report filed or submitted under either such section of such Act,the undersigned officer certifies that-

(1) the signing officer has reviewed the report;

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

Date: July 25, 2003
      -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/Daniel Wettreich
      -------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 25, 2003
      -------------


By:   /s/Allan Wolfe
      --------------
      Director

Date: July 25, 2003
      -------------