Form 10QSB
period 2003-07-31
CAMELOT CORP
filed 2003-09-11
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

       For the quarterly period ended July 31, 2003

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

Issuer's telephone number, including area code:(972) 612 1400

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,236,107, common stock, $0.01 par value.

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                July 31, 2003     April 30, 2003
                                                  (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                      $         90      $         90

       Total current assets                      $         90      $         90

                                                 $         90      $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 July 31, 2003    April 30, 2003
                                                  (Unaudited)        (Audited)

CURRENT LIABILITIES
  Accounts payable                               $      3,611      $      3,611
  Franchise Tax payable                                86,300            86,300

       Total current liabilities                       89,911            89,911

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
    shares authorized, 6,236,106 shares
    issued at July 31, 2003 and 6,236,105
    at April 30, 2003                                  62,361            62,361
  Preferred stock, $.01 par value,
    100,000,000 shares authorized, and
    nil shares issued and outstanding at
    July 31, 2003 and April 30,2003                      --                --
  Additional paid-in capital                       35,611,950        35,611,950
  Accumulated deficit                             (32,927,435)      (32,927,435)
  Less: treasury stock, at cost,
        29,245 shares at July 31, 2003
        and April 30, 2001                         (2,836,697)       (2,836,697)

       Total stockholders' equity                     (89,821)          (89,821)

                                                 $         90      $         90



See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                  2003          2002

REVENUE                                       $         -   $         -

COST OF SALES                                           -             -

  GROSS PROFIT (LOSS)                                   -             -

OPERATING EXPENSES:
  General and administrative                            -             -

NET INCOME (LOSS)                                       -             -

DIVIDENDS ON PREFERRED STOCK                            -             -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                         $         -   $         -

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations    $         *   $         *
Loss from discontinued operations                       *             *
  Dividends on preferred stock                          *             *

NET INCOME (LOSS) PER COMMON SHARE            $         *   $         *

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                             6,236,106     6,236,106


See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                  2003          2002

REVENUE                                       $         -   $         -

COST OF SALES                                           -             -

  GROSS PROFIT (LOSS)                                   -             -

OPERATING EXPENSES:
  General and administrative                            -           206


NET INCOME (LOSS)                             $         -   $      (206)

DIVIDENDS ON PREFERRED STOCK                            -             -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                         $         -   $      (206)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations    $         *   $         *
Loss from discontinued operations                       *             *
  Dividends on preferred stock                          *             *

NET INCOME (LOSS) PER COMMON SHARE            $         *  $          *

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                             6,236,106     6,236,106



See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                   2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $       -   $    (206)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                 -           -

  Net cash used by operating activities                 -        (206)

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                 -           -

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities             -           -

NET INCREASE (DECREASE) IN CASH                         -        (206)

CASH AT BEGINNING OF PERIOD                            90       1,288
CASH AT END OF PERIOD                           $      90   $   1,082





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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2003.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 2003 was $0 compared with $0 in the comparable quarter of 2002. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.


Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $(206) in 2002. Net cash used by financing activities was $0 compared with $0 provided in 2002. Cash of $90 compares with $90 at April 30,2003.

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

Date: September 10, 2003