Form 10QSB
period 2004-01-31
CAMELOT CORP
filed 2004-03-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended January 31, 2004

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                             January 31, 2004   April 30, 2003
                                                (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                    $         90      $         90

       Total current assets                    $         90      $         90

                                               $         90      $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             January 31, 2004   April 30, 2003
                                                (Unaudited)        (Audited)

CURRENT LIABILITIES
  Accounts payable                             $      4,561      $      3,611
Franchise Tax payable                                86,300            86,300

     Total current liabilities                       90,861            89,911

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,  50,000,000
     shares authorized,  6,236,106
     shares issued at January 31, 2004 and
     6,236,105  at April 30, 2003                    62,361            62,361
  Preferred stock, $.01 par value,
     100,000,000 shares authorized, and
     nil shares issued and outstanding at
     January 31, 2003 and April 30,2003                   -                 -
  Additional paid-in capital                     35,611,950        35,611,950
  Accumulated deficit                           (32,928,385)      (32,927,435)
  Less: treasury stock, at cost,
         29,245 shares at January 31, 2004
         and April 30, 2003                      (2,836,697)       (2,836,697)

       Total stockholders' equity                   (90,771)          (89,821)

                                               $         90      $         90



See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                      January 31,
                                                  2004          2003

REVENUE                                        $        -    $        -

COST OF SALES                                           -             -

  GROSS PROFIT (LOSS)                                   -             -

OPERATING EXPENSES:
  General and administrative                            -         2,425

NET INCOME (LOSS)                                       -        (2,425)

DIVIDENDS ON PREFERRED STOCK                            -             -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $        -    $   (2,425)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                     January 31,
                                                 2004          2003

REVENUE                                       $        -    $        -

COST OF SALES                                          -             -

  GROSS PROFIT (LOSS)                                  -             -

OPERATING EXPENSES:
  General and administrative                         950         2,425

NET INCOME (LOSS)                             $     (950)   $   (2,425)

DIVIDENDS ON PREFERRED STOCK                           -             -

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                         $     (950)   $   (2,425)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                     January 31,
                                                 2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $     (950)   $   (2,425)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses              950         2,425

  Net cash used by operating activities                -             -

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             -             -

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            -             -

NET INCREASE (DECREASE) IN CASH                        -             -

CASH AT BEGINNING OF PERIOD                           90            90
CASH AT END OF PERIOD                         $       90    $       90






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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended January 31, 2004 was $0 compared with $0 in the comparable quarter of 2003. Net loss for the nine month period was $950 compared with a loss for the previous year of $2,425. The Company is now inactive.


Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2003. Net cash used by financing activities was $0 compared with $0 provided in 2003. Cash of $90 compares with $90 at April 30,2003.

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

Date: March 15, 2004