Form 10KSB
period 2004-04-30
CAMELOT CORP
filed 2004-07-29
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2004
                          --------------

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

As of July 27, 2004, the aggregate market value of the voting stock held by non-affiliates was $60,000.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,236,106 at May 31, 2004.


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

Registrant has been advised that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained Re: The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation, etc. et al. No further information has been obtained with regard to this Notice, however should such petition be successful Registrant may become liable in the amount of $550,000.

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

             2004                                    High              Low
             ----                                    ----              ---

             First         July 31, 2003             0.01              0.01
             Second        October 31, 2003          0.01              0.01
             Third         January 31, 2003          0.01              0.01
             Fourth        April 30, 2004            0.01              0.01



             2003
             ----

             First         July 31, 2002             0.01              0.01
             Second        October 31, 2002          0.01              0.01
             Third         January 31, 2003          0.01              0.01
             Fourth        April 30, 2003            0.01              0.01


As of July 27, 2004, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6.    Management Discussion and Analysis
           ----------------------------------

2004

The Company's revenue for the period ended April 30, 2003 was $-0- compared with $0 for the previous period. Net loss for the period was $7,250 compared with a loss for the previous year of $8,725. The losses for 2004 and 2003 were primarily due to accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

2003

The Company's revenue for the period ended April 30, 2003 was $-0- compared with $0 for the previous period. Net loss for the period was $8,725 compared with a loss of $81,198. The loss was primarily due to accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

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

Liquidity and Capital Resources

2004

Net cash used in operating activities for the period ended April 30, 2004 was $0 compared with $0 in 2003. Net cash used by investing activities was $0 compared with $0 in 2003. Net cash provided by financing activities was $0 compared with $0 in 2003. Cash of $90 compared with $90 in 2003.

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

Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
         Balance Sheet - April 30, 2004                               F-2

         Statements of Operations and
               for the years ended April 30, 2004 and 2003            F-3

         Statements of Stockholders' Equity for the
                 years ended April 30, 2004 and 2003                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2004 and 2003                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


                          REPORT OF INDEPENDENT AUDITOR

Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying balance sheet of Camelot Corporation as of April 30, 2004 and the related statements of operations, accumulated deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2004, and the results of their operations and their consolidated cash flows for the years ended April 30, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

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


Larry O'Donnell, CPA, PC
July 26, 2004

                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2004

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $         90
                                                             ------------

     Total current assets                                    $         90
                                                             ------------


                                                             $         90
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $      4,561
 Franchise tax payable                                             92,600
                                                             ------------

     Total current liabilities                               $     97,161
                                                             ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,236,106 shares issued and outstanding              62,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,611,950
 Accumulated deficit                                          (32,934,685)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)
                                                             ------------

     Total stockholders' equity                                   (97,071)
                                                             ------------

                                                             $         90
                                                             ============





                 See accompanying notes to financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,

                                                 2004           2003
                                             -----------    -----------

REVENUES                                     $      --      $      --

OPERATING EXPENSES
     General and administrative                      950          2,425
     Franchise taxes                               6,300          6,300
                                             -----------    -----------

     Total costs and expenses                      7,250          8,725




NET INCOME (LOSS)                            $    (7,250)   $    (8,725)
                                             ===========    ===========

INCOME (LOSS) PER SHARE                      $     (.001)   $     (.012)
                                             ===========    ===========


Weighted average number of common stock
 and common stock equivalent shares            6,236,106      6,236,106















                 See accompanying notes to financial statements

                               CAMELOT COPORATION
                        Statements of Accumulated Deficit
                              Years Ended April 30,

                                               2004            2003
                                               ----            ----

Balance, May 1                            $(32,927,435)   $(32,918,710)

Net income (loss)                               (7,250)         (8,725)
                                          ------------    ------------

Balance, April 30                         $(32,934,685)   $(32,927,435)
                                          ============    ============













                  See accompanying notes to financial statement

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,
                                                                                     2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                                              $  (7,250)   $  (8,725)

    Adjustments to reconcile net  loss to net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                                             7,250        8,725
                                                                                   ---------    ---------


Net cash used in operating activities                                                   --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities                                   --           --
                                                                                   ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  cash provided by (used in) financing  activities                                 --           --
                                                                                   ---------    ---------


NET INCREASE (DECREASE) IN CASH                                                         --           --


Cash at beginning of year                                                                 90           90
                                                                                   ---------    ---------

Cash at ending of year                                                             $      90    $      90
                                                                                   =========    =========


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


2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2004 and 2003.

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

     The components of deferred taxes at April 30, 2004 in the accompanying balance sheet is summarized below:

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

      At April 30, 2004, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2003 through 2013.

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

3.   STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2004:

     Number of Shares

     Series of             Authorized                Issued and
     Preferred             Stock                     Outstanding
          A                     2,000                      -
          B                    75,000                      -
          C                    50,000                      -
          D                    66,134                      -
          E                   108,056                      -
          F                    15,000                      -
         BB                 1,000,000                      -
          G                 5,333,333                      -
          H                17,000,000                      -
          I                10,000,000                      -
          K                   412,000                      -
          L                   500,000                      -
                          -----------                -----------
TOTAL                      34,561,523                      -

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

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 28, 2003:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     52      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Allan S. Wolfe       72      Director       May 24, 1993           Next Annual
                                                                   Meeting

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


SUMMARY COMPENSATION TABLE

=================================================================================

                                                               Restricted
Name and Principal                              Other Annual     Stock     Option
       Position         Year   Salary   Bonus   Compensation    Award(s)    SARs
---------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich        2004      -       -           -            -          -
Chairman and CEO        2003      -       -           -            -          -
                        2002      -       -           -            -          -
====================== ====== ======== ======= ============== ============ ======


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

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of June 17, 2004 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (2 persons).

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------

Daniel Wettreich                               0                         *
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

Allan Wolfe                               10,250 (1)                     *
112 Riverway Place,
Bedford, NH 03110

All Officers and Directors                10,250 (1)                     *
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



                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2004.

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

       22(a)   Subsidiaries          NONE

(7)     Reports on Form 8-K:  Report on February 27, 2003 reporting Item 5.




ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining O'Donnell's independence.

Audit Fees. O'Donnell billed for the following professional services:
$950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
-------------------
(Company)

By:   /s/ Daniel Wettreich
      --------------------
      President

Date: July 28, 2004
      -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 28, 2004
      -------------


By:   /s/Allan Wolfe
      --------------
      Director

Date: July 28, 2004
      -------------