Form 10QSB
period 2004-07-31
CAMELOT CORP
filed 2004-09-09
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

     x Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                              July 31, 2004   April 30, 2004
                                               (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents                  $           90    $         90

       Total current assets                  $           90    $         90

                                             $           90    $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              July 31, 2004    April 30, 2004
                                               (Unaudited)        (Audited)

CURRENT LIABILITIES
  Accounts payable                           $        4,561    $       4,561
  Franchise Tax payable                              92,600           92,600

     Total current liabilities                       97,161           97,161

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,236,106 shares
   issued at July 31, 2004 and
   6,236,106  at April 30, 2004                      62,361          62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2003 and April 30,2003                        -               -
  Additional paid-in capital                     35,611,950      35,611,950
  Accumulated deficit                           (32,934,685)    (32,934,685)
  Less: treasury stock, at cost,
         29,245 shares at July 31, 2003
         and April 30, 2001                      (2,836,697)     (2,836,697)

       Total stockholders' equity                   (97,071)        (97,071)

                                               $         90    $         90



See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                      July 31,
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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        July 31,
                                                   2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $       -     $       -

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                 -             -

  Net cash used by operating activities                 -             -

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities              -             -

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities             -             -

NET INCREASE (DECREASE) IN CASH                         -             -

CASH AT BEGINNING OF PERIOD                            90            90
CASH AT END OF PERIOD                           $      90     $      90



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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2004.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the quarter ended July 31, 2004 was $0 compared with $0 in the comparable quarter of 2003. Net loss for the three month period was $0 compared with a loss for the previous year of $0. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2003. Net cash used by financing activities was $0 compared with $0 provided in 2003. Cash of $90 compares with $90 at April 30,2004.

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

Date: September 9, 2004