Form 10QSB
period 2004-10-31
CAMELOT CORP
filed 2004-11-24
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2004

   [ ]       Transition report under Section 13 or 15 (d) of the Exchange Act

       For the transition period from ________________ to ________________

                           Commission File No. 0-8299
                                               ------

                               CAMELOT CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Colorado                                      84-0691531
   -------------------------------                     -------------------
   (State of other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)


           PMB 249 6757 Arapaho, Suite 711, Dallas, Texas    75248
           ---------------------------------------------- ----------
              (Address of principal executive office)     (Zip Code)



           (Former Address of principal executive office) (Zip Code)

        Issuer's telephone number, including area code: (972) 612 1400
                                                        --------------

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.  X  Yes      No
                                                               ---      ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes      No
                                                 ---      ---

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
                                                                        --------

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                           October 31, 2004   April 30, 2004
                                              (Unaudited)        (Audited)
                                             ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                  $         90      $         90

       Total current assets                  $         90      $         90

                                             $         90      $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           October 31, 2004   April 30, 2004
                                              (Unaudited)        (Audited)
                                             ------------      ------------
CURRENT LIABILITIES
  Accounts payable                           $      4,561      $      3,611
Franchise Tax payable                              86,300            86,300

     Total current liabilities                     90,861            89,911

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
    shares authorized,  6,236,106 shares
    issued at October 31, 2004 and
    6,236,105  at April 30, 2004                   62,361            62,361
Preferred stock, $.01 par value,
  100,000,000 shares authorized, and
  nil shares issued and outstanding at
  October 31, 2004 and April 30,2004                 --                --
Additional paid-in capital                     35,611,950        35,611,950
Accumulated deficit                           (32,928,385)      (32,927,435)
Less: treasury stock, at cost,
  29,245 shares at October 31, 2004
  and April 30, 2004                           (2,836,697)       (2,836,697)

     Total stockholders' equity                   (90,771)          (89,821)

                                             $         90      $         90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ended
                                                       October 31,
                                                   2004          2003
                                               -----------    -----------

REVENUE                                        $      --      $      --

COST OF SALES                                         --             --

  GROSS PROFIT (LOSS)                                 --             --

OPERATING EXPENSES:
  General and administrative                           950            950

NET INCOME (LOSS)                                     (950)           950

DIVIDENDS ON PREFERRED STOCK                          --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $      (950)   $       950

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months Ended
                                                         October 31,
                                                     2004           2003
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $      (950)   $      (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                  950            950

  Net cash used by operating activities                 --             --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities              --             --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities             --             --

NET INCREASE (DECREASE) IN CASH                         --             --

CASH AT BEGINNING OF PERIOD                               90             90
CASH AT END OF PERIOD                            $        90    $        90





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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended October 31, 2004 was $0 compared with $0 in the comparable quarter of 2003. Net loss for the six month period was $950 compared with a loss for the previous year of $950. The Company is now inactive.


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

           (10)  1991 Incentive Stock Option Plan:
                    Incorporated by reference to
                    proxy statement for 1991.

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a):

           31(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

           32(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32(2) Certification of Chief Financial Officer Pursuant to
                 Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 22, 2004