Form 10QSB
period 2005-01-31
CAMELOT CORP
filed 2005-03-10
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2005

    [ ]       Transition report under Section 13 or 15 (d) of the Exchange Act

              For the transition period from __________ to________

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            January 31, 2005    April 30, 2004
                                               (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents                   $         90       $         90

       Total current assets                   $         90       $         90

                                              $         90       $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            January 31, 2005    April 30, 2004
                                               (Unaudited)         (Audited)

CURRENT LIABILITIES
  Accounts payable                            $      4,561       $      3,611
Franchise Tax payable                               86,300             86,300

     Total current liabilities                      90,861             89,911

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,236,106 shares
   issued at October 31, 2004 and
   6,236,105  at April 30, 2004                     62,361             62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   October 31, 2004 and April 30, 2004                --                 --
Additional paid-in capital                      35,611,950         35,611,950
Accumulated deficit                            (32,928,385)       (32,927,435)
Less: treasury stock, at cost,
 29,245 shares at October 31, 2004
       and April 30, 2004                       (2,836,697)        (2,836,697)

     Total stockholders' equity                    (90,771)           (89,821)

                                              $         90       $         90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                     January 31,
                                                  2005         2004

REVENUE                                        $     --     $     --

COST OF SALES                                        --           --

  GROSS PROFIT (LOSS)                                --           --

OPERATING EXPENSES:
  General and administrative                         --           --

NET INCOME (LOSS)                                    --           --

DIVIDENDS ON PREFERRED STOCK                         --           --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $     --     $     --

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    January 31,
                                                 2005         2004

REVENUE                                       $     --     $     --

COST OF SALES                                       --           --

  GROSS PROFIT (LOSS)                               --           --

OPERATING EXPENSES:
  General and administrative                         950          950

NET INCOME (LOSS)                             $     (950)  $      950

DIVIDENDS ON PREFERRED STOCK                        --           --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                         $     (950)  $      950

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                      January 31,
                                                   2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (950)   $   (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               950         950

  Net cash used by operating activities              --          --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities           --          --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities          --          --

NET INCREASE (DECREASE) IN CASH                      --          --

CASH AT BEGINNING OF PERIOD                            90          90
CASH AT END OF PERIOD                            $     90    $     90






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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended January 31, 2005 was $0 compared with $0 in the comparable quarter of 2004. Net loss for the nine month period was $950 compared with a loss for the previous year of $950. The Company is now inactive.


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

           (10)  1991 Incentive Stock Option Plan:
                 Incorporated by reference to proxy statement for 1991.

           31(1) Certification of Chief Executive Officer Pursuant to
                 Rule 13a-14(a) or Rule 15d-14(a).

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

Date: March 9, 2005