Form 10KSB/A
period 2004-04-30
CAMELOT CORP
filed 2005-06-27
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2004
                          --------------

[ ] Transition  report under Section 13 or 15 (d) of the  Securities  Exchange
    Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number  0-8299
                        ------

                               CAMELOT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Colorado                                 84-0691531
--------------------------------------      ------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   PMB 249, 6757 Arapaho Road, Suite 711, Dallas, Texas                75248
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

The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company has made several acquisitions and divestments of businesses (see Discontinued Activities
- - Acquisition and Divestment History). The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. Subsequently it was unable to raise the additional capital required to continue the activities of its operating subsidiaries. Its principle subsidiary, Third Planet Publishing, Inc. sold all rights, title and interests to its software and hardware products on March 31, 1998 and has since been dissolved by the state of Florida. Its remaining operating subsidiary mrcdrom.com, inc. liquidated its inventory and ceased trading in July, 1998. In July, 1998 all employees of Camelot and its subsidiaries were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

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

Item 8A.   Controls and Procedures
           -----------------------

As of the end of the period covered by this Annual Report,  our Chief  Executive
Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.


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