Form 10KSB
period 2005-04-30
CAMELOT CORP
filed 2005-07-28
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2005
                          --------------

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

As of April 30, 2005, the aggregate market value of the voting stock held by non-affiliates was $249,444.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,236,106 at April 30,2005.


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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft, Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March, 2005 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2003 owned 11,824,200 shares representing 93.0% of the issued and outstanding common stock of Forme.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2005 owned or had a non beneficial interest in 8,006,490 shares representing 95.13% of the issued and outstanding common stock.

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

             2005                                    High              Low
             ----                                    ----              ---

             First         July 31, 2004             0.01              0.01
             Second        October 31, 2004          0.01              0.01
             Third         January 31, 2005          0.05              0.05
             Fourth        April 30, 2005            0.04              0.04



             2004
             ----

             First         July 31, 2003             0.01              0.01
             Second        October 31, 2003          0.01              0.01
             Third         January 31, 2004          0.01              0.01
             Fourth        April 30, 2004            0.01              0.01


As of April 30,2005, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.


Item 6.    Management Discussion and Analysis
           ----------------------------------

2005

The Company's revenue for the period ended April 30, 2005 was $-0- compared with $0 for the previous period. Net loss for the period was $7,400 compared with a loss for the previous year of $7,250. The losses for 2005 and 2004 were primarily due to auditing fees, and accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.


The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

2004

The Company's revenue for the period ended April 30, 2004 was $-0- compared with $0 for the previous period. Net loss for the period was $7,250 compared with a loss of $8,725. The loss for 2004 was primarily due to auditing fees,and for 2003 was primarily due to accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

Liquidity and Capital Resources

2005

Net cash used in operating activities for the period ended April 30, 2005 was $0 compared with $0 in 2004. Net cash used by investing activities was $0 compared with $0 in 2004. Net cash provided by financing activities was $0 compared with $0 in 2004. Cash of $90 compared with $90 in 2004.

2004

Net cash used in operating activities for the period ended April 30, 2004 was $0 compared with $0) in 2003. Net cash used by investing activities was $0 compared with $0 in 2003. Net cash provided by financing activities was $0 compared with $0 in 2003. Cash of $90 compared with $90 in 2003.


Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
         Balance Sheet - April 30, 2005                               F-2

         Statements of Operations and for the
                 years ended April 30, 2005 and 2004                  F-3

         Statements of Accumulated Deficit for the
                 years ended April 30, 2005 and 2004                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2005 and 2004                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Camelot Corporation

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Camelot
Corporation as of April 30, 2005 and the related statements of operations, accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2005 and the consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company
PROFESSIONAL CORPORATION
July 18, 2005

                            Larry O'Donnell, CPA, PC

2228 South Fraser Street                                Telephone (303) 745 4545
Unit 1
Aurora, Colorado, 80014


             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Camelot Corporation

I have audited the accompanying consolidated balance sheet of Camelot Corporation as of April 30, 2004 (not separately presented) and the related statements of operations, accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position (not separately presented) of Camelot Corporation as of April 30, 2004 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, PC

July 26, 2004

                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2005

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $         90
                                                             ------------

     Total current assets                                    $         90
                                                             ------------


                                                             $         90
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $      5,661
 Franchise tax payable                                             98,900
                                                             ------------

     Total current liabilities                               $    104,561
                                                             ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,236,106 shares issued and outstanding              62,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,611,950
 Accumulated deficit                                          (32,942,085)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)
                                                             ------------

     Total stockholders' equity                                  (104,471)
                                                             ------------

                                                             $         90
                                                             ============




                 See accompanying notes to financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,

                                                 2005           2004
                                             -----------    -----------

REVENUES                                     $      --      $      --

OPERATING EXPENSES
     General and administrative                    1,100            950
     Franchise taxes                               6,300          6,300
                                             -----------    -----------

     Total costs and expenses                      7,400          7,250




NET INCOME (LOSS)                            $    (7,400)   $    (7,250)
                                             ===========    ===========

INCOME (LOSS) PER SHARE                      $     (.001)   $     (.001)
                                             ===========    ===========


Weighted average number of common stock
 and common stock equivalent shares            6,236,106      6,236,106















                 See accompanying notes to financial statements

                               CAMELOT COPORATION
                        Statements of Accumulated Deficit
                              Years Ended April 30,


                                        2005            2004
                                        ----            ----

Balance, May 1                     $(32,934,685)   $(32,927,435)

Net income (loss)                        (7,400)         (7,250)
                                   ------------    ------------

Balance, April 30                  $(32,942,085)   $(32,934,685)
                                   ============    ============













                  See accompanying notes to financial statement

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,
                                                              2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                     $  (7,400)  $  (7,250)

    Adjustments to reconcile net loss to
     net cash used in operating  activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                    7,400       7,250
                                                          ---------   ---------


Net cash used in operating activities                          --          --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities          --          --
                                                          ---------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net  cash provided by (used in) financing  activities        --          --
                                                          ---------   ---------


NET INCREASE (DECREASE) IN CASH                                --          --


Cash at beginning of year                                        90          90
                                                          ---------   ---------

Cash at ending of year                                    $      90   $      90
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

     Recently issued accounting pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

     We are evaluating the impact of adopting SFAS 123R and expect that we will not record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition, results of operations, and cash flows. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.

2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2005 and 2004.

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

     The components of deferred taxes at April 30, 2005 in the accompanying balance sheet is summarized below:

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

     At April 30, 2005, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2005 through 2025.

     Approximately $640,000 of the net operating loss carryforwards for tax purposes are limited due to statutory changes in the tax law in connection with the change in more than 50% ownership of the Company in 1988. Because of statutory requirements in the law, that portion of the net operating loss carryforward applicable to the period prior to the ownership change is limited to use of approximately $35,800 per year until it expires. As the net operating losses expire, at a minimum, approximately $461,000 of the tax net operating loss carryforward will not be available for the Company's future use.

3.   STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2005:

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

     Series E preferred shares were entitled to receive a cumulative dividend equivalent to $1,600 per month, of which none have been declared or accrued.

     Series H preferred shares ("Series H") were entitled to receive a dividend of 9% payable quarterly. The Series H are convertible to common shares at twenty percent off the closing price of the common shares. No dividends have been declared or accrued.

     Series L preferred shares ("Series L") were entitled to receive a cumulative dividend of 7%, payable in common shares of the Company. The Series L are convertible to common shares at twenty percent off the closing price of the common shares. All shares were automatically converted into common shares two years after issuance. No dividends have been declared or accrued.

     Any split or combination of common shares required a simultaneous split or combination of each series of preferred shares and visa versa. Upon liquidation or dissolution of the Company, holders of each series of preferred shares were entitled to receive, to the extent of their par value, pro rata with other preferred shareholders and before holders of common shares, all assets legally available for distribution to stockholders. Each series of preferred shares outstanding as of fiscal year-end is nonvoting.

4.   CONTINGENCIES

     Litigation

     The Company is liable for Texas state franchise taxes and accrued interest of approximately $99,000.

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

Change in Independent Accountants

     On May 13, 2005, Registrant dismissed Larry O'Donnell CPA, P.C. ("O'Donnell") as its principal accountant. Such action had been previously approved by the Registrant's Board of Directors. O'Donnell's reports on the financial statements of the Company for the two most recent fiscal years ended April 30,2004 and April 30,2003 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. O'Donnell had been appointed as auditor of the corporation on May 12,1998. From the time of O'Donnell's appointment as the Company's auditor through the date of this report, there have been no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of O'Donnell, would have caused O'Donnell to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

     On May 13, 2005, the Registrant retained Comiskey & Company, P.C. as the Company's independent accountants to conduct an audit of the Registrant's financial statements for the fiscal year ended March 31, 2005. This action was previously approved by the Registrant's Board of Directors.


Item 8A.    Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 18,2005:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     53      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Daniel Wettreich
----------------

Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities.


Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2005. No bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
Name and Principal                             Other Annual     Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs
--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2005      -       -           -            -          -
Chairman and CEO       2004      -       -           -            -          -
                       2003      -       -           -            -          -
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


Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of July 18,2005 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (1 person).

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------

Daniel Wettreich                               0                         *
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

All Officers and Directors                     0                         *
as a group (1 person)

* Under 0.1%

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


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2005.

Index to Consolidated Financial Statements                      Page
                                                                ----

Report of Independent Auditors - 2005 and 2004                  F-1
Consolidated Financial Statements
   Balance Sheet - April 30, 2005                               F-2

   Statements of Operations and Other Comprehensive Income
           for the years ended April 30, 2005 and 2004          F-3

   Statements of Accumulated Deficit for the
           years ended April 30, 2005 and 2004                  F-4

   Statements of Cash Flows for the years ended
           April 30, 2005 and 2004                              F-5 and F-6

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

22(a)   Subsidiaries                    NONE

(7)     Reports on Form 8-K:       Report dated May 13,2005 reporting Item 4.01.
                                   Report dated July 15,2005 reporting Item 5.02

Item 14 - Principal Accountant Fees and Services

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$1,200 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2005.

The Company's previous auditor, Larry O'Donnell, CPA, PC billed for the following professional services: $950 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2004, $150 for the review of the quarterly financial statements of the Company for the quarters ended July 31, 2004;October 31, 2004 and January 31, 2005.

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

Date: July 28,2005
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 28,2005
      -------------