Form 10QSB
period 2005-07-31
CAMELOT CORP
filed 2005-09-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2005

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,236,106, common stock, $0.01 par value.

                      CAMELOT CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Balance Sheets                                         3

                    Statements of Operations                               4

                    Statements of Cash Flows                               6

                    Notes to Financial Statements                          7

          Items 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

Part II   OTHER INFORMATION                                                8

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            July 31, 2005    April 30, 2005
                                              (Unaudited)      (Audited)

CURRENT ASSETS
  Cash and cash equivalents                  $         90     $         90

       Total current assets                  $         90     $         90

                                             $         90     $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             July 31, 2005   April 30, 2005
                                              (Unaudited)      (Audited)

CURRENT LIABILITIES
  Accounts payable                           $      6,311     $      5,661
Franchise Tax payable                              98,900           98,900

     Total current liabilities                    105,211          104,561

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,236,106 shares
   issued at July 31, 2005 and
   6,236,105 at April 30, 2005                     62,361           62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2005 and April 30, 2005                  --               --
Additional paid-in capital                     35,611,950       35,611,950
Accumulated deficit                           (32,942,735)     (32,942,085)
Less: treasury stock, at cost,
 29,245 shares at October 31, 2004
       and April 30, 2004                      (2,836,697)      (2,836,697)

     Total stockholders' equity                  (105,121)        (104,471)

                                             $         90     $         90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                      July 31,
                                                2005           2004
                                             -----------    -----------
REVENUE                                      $      --      $      --

COST OF SALES                                       --             --

  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                         650           --

NET INCOME (LOSS)                                   (650)          --

DIVIDENDS ON PREFERRED STOCK                        --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $      (650)   $      --

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
Loss from discontinued operations                   --             --
  Dividends on preferred stock                      --             --

NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106





       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                      July 31,
                                                2005           2004
                                             -----------    -----------

REVENUE                                      $      --      $      --

COST OF SALES                                       --             --

  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                         650            950

NET INCOME (LOSS)                            $      (650)   $       950

DIVIDENDS ON PREFERRED STOCK                        --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $      (650)   $       950

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
  Loss from discontinued operations                 --             --
  Dividends on preferred stock                      --             --

NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106


       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                         July 31,
                                                    2005          2004
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $     (650)   $     (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                 650           950

  Net cash used by operating activities                --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            --            --

NET INCREASE (DECREASE) IN CASH                        --            --

CASH AT BEGINNING OF PERIOD                              90            90
CASH AT END OF PERIOD                            $       90    $       90






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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2005.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended July 31, 2005 was $0 compared with $0 in the comparable quarter of 2004. Net loss for the three month period was $650 compared with a loss for the previous year of $0. The Company is now inactive.


Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2004. Net cash used by financing activities was $0 compared with $0 provided in 2004. Cash of $90 compares with $90 at April 30, 2005.

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

       (b)  Reports on Form 8-K:
            Form 8-K's were filed on May 13, 2005, June 1, 2005, June 27, 2005 and July 15, 2005.


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

Date: September 14, 2005