Form 10QSB
period 2005-10-31
CAMELOT CORP
filed 2005-12-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2005

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

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. o Yes o No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act) [X} Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,236,106, common stock, $0.01 par value.

                      CAMELOT CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Balance Sheets                                         3

                    Statements of Operations                               4-5

                    Statements of Cash Flows                               6

                    Notes to Financial Statements                          7

          Items 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    6

Part II   OTHER INFORMATION                                                8

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            October 31, 2005    April 30, 2005
                                               (Unaudited)         (Audited)
                                             ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                  $         90        $         90

       Total current assets                  $         90        $         90

                                             $         90        $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            October 31, 2005    April 30, 2005
                                               (Unaudited)         (Audited)
                                             ------------        ------------

CURRENT LIABILITIES
  Accounts payable                           $      7,529        $      5,661
Franchise Tax payable                              98,900              98,900

     Total current liabilities                    106,429             104,561

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,236,106 shares
   issued at October 31, 2005 and
   6,236,106  at April 30, 2005                    62,361              62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   October 31, 2005 and April 30, 2005               --                  --
Additional paid-in capital                     35,611,950          35,611,950
Accumulated deficit                           (32,943,953)        (32,942,085)
Less: treasury stock, at cost,
 29,245 shares at October 31, 2005
       and April 30, 2005                      (2,836,697)         (2,836,697)

     Total stockholders' equity                  (106,339)           (104,471)

                                             $         90        $         90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                      October 31,
                                                  2005          2004
                                               ----------    ----------

REVENUE                                        $     --      $     --

COST OF SALES                                        --            --

  GROSS PROFIT (LOSS)                                --            --

OPERATING EXPENSES:
  General and administrative                        1,218           950

NET INCOME (LOSS)                                  (1,218)         (950)

DIVIDENDS ON PREFERRED STOCK                         --            --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $   (1,218)   $     (950)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Six Months Ended
                                                      October 31,
                                                  2005          2004
                                               ----------    ----------

REVENUE                                        $     --      $     --

COST OF SALES                                        --            --

  GROSS PROFIT (LOSS)                                --            --

OPERATING EXPENSES:
  General and administrative                        1,868           950

NET INCOME (LOSS)                                  (1,868)         (950)

DIVIDENDS ON PREFERRED STOCK                         --           --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                          $   (1,868)   $     (950)

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

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Six Months Ended
                                                        October 31,
                                                    2005          2004
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (1,868)   $     (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               1,868           950

  Net cash used by operating activities                --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            --            --

NET INCREASE (DECREASE) IN CASH                        --            --

CASH AT BEGINNING OF PERIOD                              90            90
CASH AT END OF PERIOD                            $       90    $       90






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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended October 31, 2005 was $0 compared with $0 in the comparable quarter of 2004. Net loss for the three month period was $1,218 compared with a loss for the previous year of $950. The Company is now inactive.


Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2005. Net cash used by financing activities was $0 compared with $0 provided in 2004. Cash of $90 compares with $90 at April 30,2005.

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

Date: December 14, 2005