Form 10QSB
period 2006-01-31
CAMELOT CORP
filed 2006-02-14
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2006

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

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. o Yes o No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No


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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          CONSOLIDATED BALANCE SHEETS)

                                     ASSETS


                                             January 31, 2006    April 30, 2005
                                                (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents                    $         90       $         90

       Total current assets                    $         90       $         90
                                               ------------       ------------

                                               $         90       $         90


                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
  Accounts payable                             $      8,022       $      5,661
Franchise Tax payable                                98,900             98,900
                                               ------------       ------------

     Total current liabilities                      106,922            104,561

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   shares authorized, 6,236,106 shares
   issued at January 31, 2005 and
   6,236,106  at April 30, 2005                      62,361             62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   January 31, 2006 and April 30, 2005                 --                 --
Additional paid-in capital                       35,611,950         35,611,950
Accumulated deficit                             (32,944,446)       (32,942,085)
Less: treasury stock, at cost,
 29,245 shares at January 31, 2006
       and April 30, 2005                        (2,836,697)        (2,836,697)
                                               ------------       ------------

     Total stockholders' equity                    (106,832)          (104,471)
                                               ------------       ------------

    Total liabilities & stockholder's equity   $         90       $         90



       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                     January 31,
                                                 2006          2005

REVENUE                                      $      --      $      --

COST OF SALES                                       --             --
                                             -----------    -----------

  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                         493           --
                                             -----------    -----------

NET INCOME (LOSS)                                   (493)          --

DIVIDENDS ON PREFERRED STOCK                        --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $      --      $      --

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
Loss from discontinued operations                   --             --
  Dividends on preferred stock                      --             --
                                             -----------    -----------

NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106





       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                     January 31,
                                                 2006           2005

REVENUE                                      $      --      $      --

COST OF SALES                                       --             --

  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                       2,361            950
                                             -----------    -----------

NET INCOME (LOSS)                                 (2,361)          (950)

DIVIDENDS ON PREFERRED STOCK                        --             --
                                             -----------    -----------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $    (2,361)   $      (950)

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
Loss from discontinued operations                   --             --
  Dividends on preferred stock                      --             --
                                             -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --

WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106





       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                      January 31,
                                                   2006        2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (2,361)   $   (950)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses             2,361         950
                                                 ---------   --------

  Net cash used by operating activities              --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities           --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities          --            --
                                                 ---------   --------

NET INCREASE (DECREASE) IN CASH                      --            --

CASH AT BEGINNING OF PERIOD                            90          90
CASH AT END OF PERIOD                            $     90    $     90






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

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended January 31, 2006 was $0 compared with $0 in the comparable quarter of 2005. Net loss for the nine month period was $2,361 compared with a loss for the previous year of $950. The Company is now inactive.

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

Date: February 9, 2006