Form 10KSB
period 2006-04-30
CAMELOT CORP
filed 2006-07-24
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2006
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

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates was $174,470.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 6,236,106 at April 30,2006.


Documents  Incorporated by Reference.

              NONE

                                     PART I
                                     ------

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

The Registrant is one of a number of similar blind pool companies affiliated with Mr. Daniel Wettreich the President of the Registrant. The other companies are as follows:

         Wincroft, Inc. ("Wincroft") was organized in the state of Colorado in May 1980 as part of a quasi-reorganization of Colspan Environmental Systems, and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000.Mr. Daniel Wettreich is a Director and President of Wincroft and as at the financial year ended March, 2006 owned 3,576,400 shares representing 80.5% of the issued and outstanding common stock of Wincroft.

         Forme Capital, Inc. ("Forme") was incorporated in the state of Delaware in December 1986,and has made several acquisitions and divestments of businesses unrelated to its present activities. It has been a blind pool company since April 2000. Mr. Daniel Wettreich is a Director and President of Forme and as at the financial year ended April 2006 owned 11,824,200 shares representing 93.0% of the issued and outstanding common stock of Forme.

         Malex, Inc. ("Malex") was incorporated in the state of Delaware in June 1987. It has been a blind pool company since inception. Mr. Daniel Wettreich is a Director and President of Malex and as at the financial year ended April 2006 owned or had a non beneficial interest in 8,006,490 shares representing 95.13% of the issued and outstanding common stock.

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

                                     Part II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

The Company's common stock trades on the OTC Bulletin Board under the symbol "CAML.PK". The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions

             2006                                    High              Low
             ----                                    ----              ---

             First         July 31, 2005             0.028             0.028
             Second        October 31, 2005          0.01              0.01
             Third         January 31, 2006          0.05              0.05
             Fourth        April 30, 2006            0.04              0.04



             2005
             ----

             First         July 31, 2004             0.01              0.01
             Second        October 31, 2004          0.01              0.01
             Third         January 31, 2005          0.05              0.05
             Fourth        April 30, 2005            0.04              0.04


As of April 30, 2006, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.


Item 6.    Management Discussion and Analysis
           ----------------------------------

2006

The Company's revenue for the period ended April 30, 2006 was $-0- compared with $0 for the previous period. Net loss for the period was $9,084 compared with a loss for the previous year of $7,400. The losses for 2006 and 2005 were primarily due to auditing fees, and accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.


The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

2005

The Company's revenue for the period ended April 30, 2005 was $-0- compared with $0 for the previous period. Net loss for the period was $7,400 compared with a loss of $7,250. The loss for 2005 was primarily due to auditing fees, and accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.

The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

Liquidity and Capital Resources

2006

Net cash used in operating activities for the period ended April 30, 2006 was $0 compared with $0 in 2005. Net cash used by investing activities was $0 compared with $0 in 2005. Net cash provided by financing activities was $0 compared with $0 in 2005. Cash of $90 compared with $90 in 2005.

2005

Net cash used in operating activities for the period ended April 30, 2005 was $0 compared with $0 in 2004. Net cash used by investing activities was $0 compared with $0 in 2004. Net cash provided by financing activities was $0 compared with $0 in 2004. Cash of $90 compared with $90 in 2004.


Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
         Balance Sheet - April 30, 2006                               F-2

         Statements of Operations and for the
                 years ended April 30, 2006 and 2005                  F-3

         Statements of Accumulated Deficit for the
                 years ended April 30, 2006 and 2005                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2006 and 2005                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Camelot Corporation

We have audited the accompanying consolidated balance sheet of Camelot Corporation as of April 30, 2006 and the related statements of operations, accumulated deficit and cash flows for each of the two years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2006 and the consolidated results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company
PROFESSIONAL CORPORATION
July 14, 2006

                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2006

                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $         90
                                                             ------------

     Total current assets                                    $         90
                                                             ------------


                                                             $         90
                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $        423
 Accounts payable - related party                                   8,022
 Franchise tax payable                                            105,200
                                                             ------------

     Total current liabilities                               $    113,645
                                                             ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized, 6,236,106 shares issued and outstanding              62,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,611,950
 Accumulated deficit                                          (32,951,169)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)
                                                             ------------

     Total stockholders' equity                                  (113,555)
                                                             ------------

     Total liabilities & stockholders' equity                $         90
                                                             ============




                 See accompanying notes to financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                                    2006           2005
                                                -----------    -----------

REVENUES                                        $      --      $      --

OPERATING EXPENSES
     General and administrative                       2,784          1,100
     Franchise taxes                                  6,300          6,300
                                                -----------    -----------

     Total costs and expenses                         9,084          7,400




NET INCOME (LOSS)                               $    (9,084)   $    (7,400)
                                                ===========    ===========

INCOME (LOSS) PER SHARE                         $     (.001)   $     (.001)
                                                ===========    ===========


Weighted average number of common stock
 and common stock equivalent shares               6,236,106      6,236,106







                 See accompanying notes to financial statements
                                       F-3

                               CAMELOT COPORATION
                        Statements of Accumulated Deficit
                              Years Ended April 30,


                                        2006            2005
                                        ----            ----

Balance, May 1                     $(32,942,085)   $(32,934,685)

Net income (loss)                        (9,084)         (7,400)
                                   ------------    ------------

Balance, April 30                  $(32,951,169)   $(32,942,085)
                                   ============    ============













                  See accompanying notes to financial statement

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,

                                                            2006         2005
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                    $  (9,084)   $  (7,400)

    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                   9,084        7,400
                                                         ---------    ---------


Net cash used in operating activities                         --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities         --           --
                                                         ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by (used in) financing  activities        --           --
                                                         ---------    ---------


NET INCREASE (DECREASE) IN CASH                               --           --


Cash at beginning of year                                       90           90
                                                         ---------    ---------

Cash at ending of year                                   $      90    $      90
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

     Recently issued accounting pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on May 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

      Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date. These standards are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2006 and 2005.

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

     The components of deferred taxes at April 30, 2006 in the accompanying balance sheet is summarized below:

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

     At April 30, 2006, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2006 through 2025.

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

3.   STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2006:

     Number of Shares

     Series of             Authorized             Issued and
     Preferred               Stock               Outstanding
     ---------            -----------            -----------
          A                     2,000                  -
          B                    75,000                  -
          C                    50,000                  -
          D                    66,134                  -
          E                   108,056                  -
          F                    15,000                  -
         BB                 1,000,000                  -
          G                 5,333,333                  -
          H                17,000,000                  -
          I                10,000,000                  -
          K                   412,000                  -
          L                   500,000                  -
                          -----------            -----------
TOTAL                      34,561,523                  -

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

4.   CONTINGENCIES

     Litigation

     The Company is liable for Texas state franchise taxes and accrued interest of approximately $105,200.

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

5.   RELATED PARTY TRANSACTIONS

      The Company's Chief Executive Officer & majority shareholder has accrued funds to pay creditors of the Company. During the year ended April 30, 2006, a total of $2,784 was advance and $8,022 was owed at year end. During the year ended April 30, 2005, a total of $1,100 was advanced and $5,661 was owed at year end. Management intends to continue to fund expenses of the Company in the upcoming year.

      The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Copany's CEO. No amounts were paid or accrued for transfer agent fees in 2006 or 2005.

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


                                    PART III
                                    --------

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 10,2006:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     54      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Daniel Wettreich
----------------

Daniel Wettreich is Chairman, President and Director of the Company since September 1988. Additionally, he currently holds directors positions in the following public companies: Forme Capital, Inc., Wincroft, Inc., and Malex, Inc. which are dormant companies seeking merger opportunities.


Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2006. No bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
Name and Principal                             Other Annual     Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs
--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2006      -       -           -            -          -
Chairman and CEO       2005      -       -           -            -          -
                       2004      -       -           -            -          -
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


Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of July 10,2006 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (1 person).

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


                                     PART IV
                                     -------

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2006.

Index to Consolidated Financial Statements                      Page
                                                                ----

Report of Independent Auditors - 2006 and 2005                  F-1
Consolidated Financial Statements
   Balance Sheet - April 30, 2006                               F-2

   Statements of Operations and Other Comprehensive Income
           for the years ended April 30, 2006 and 2005          F-3

   Statements of Accumulated Deficit for the
           years ended April 30, 2006 and 2005                  F-4

   Statements of Cash Flows for the years ended
           April 30, 2006 and 2005                              F-5 and F-6

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

22(a)   Subsidiaries                    NONE

31.1    Section 302 Certification of
        Chief Executive Officer

31.2    Section 302 Certification of
        Chief Financial Officer

32.1    Section 906 Certification of
        Chief Executive Officer

32.2    Section 906 Certification of
        Chief Financial Officer

(7)     Reports on Form 8-K             NONE

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$1,500 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2006 and $1,200 for the fiscal year ended April 30, 2005.

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

Date: July 13,2006
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 13,2006
      -------------