Form 10QSB
period 2006-07-31
CAMELOT CORP
filed 2006-09-08
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2006

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

                      CAMELOT CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Balance Sheets                                         3

                    Statements of Operations                               4

                    Statements of Cash Flows                               5

                    Notes to Financial Statements                          6

          Items 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    6

Part II   OTHER INFORMATION                                                7

                      CAMELOT CORPORATION AND SUBSIDIARIES

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           July 31, 2006    April 30, 2006
                                            (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $           90    $           90

       Total current assets               $           90    $           90

       Total Assets                       $           90    $           90
                                          ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           July 31, 2006    April 30, 2006
                                            (Unaudited)        (Audited)

CURRENT LIABILITIES
  Accounts payable                        $        1,566    $          423
  Accounts payable-related party                   8,445             8,022
Franchise Tax payable                            105,200           105,200

     Total current liabilities                   115,211           113,645

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   6,236,106 shares issued at
   July 31, 2005 and 6,236,105 at
   April 30, 2005                                 62,361            62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2005 and April 30, 2005                 --                --
Additional paid-in capital                    35,611,950        35,611,950
Accumulated deficit                          (32,952,735)      (32,951,169)
Less: treasury stock, at cost,
 29,245 shares at October 31, 2004
       and April 30, 2004                     (2,836,697)       (2,836,697)

     Total stockholders' equity                 (115,121)         (113,555)

     Total Liabilities &
     Stockholder's Equity                 $           90    $           90
                                          ==============    ==============


       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                 2006           2005
                                             -----------    -----------
REVENUE                                      $      --      $      --

COST OF SALES                                       --             --

  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                       1,566            650

NET INCOME (LOSS)                                 (1,566)          (650)

DIVIDENDS ON PREFERRED STOCK                        --             --

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $    (1,566)   $      (650)
                                             ===========    ===========
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
Loss from discontinued operations                   --             --
  Dividends on preferred stock                      --             --

NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --
                                             ===========    ===========
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106





       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        July 31,
                                                   2006          2005
                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   (1,566)   $     (650)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses              1,566           650

  Net cash used by operating activities               --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities            --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities           --            --

NET INCREASE (DECREASE) IN CASH                       --            --

CASH AT BEGINNING OF PERIOD                             90            90
CASH AT END OF PERIOD                           $       90    $       90
                                                ==========    ==========





       See accompanying notes to these consolidated financial statements.

                      CAMELOT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 1.   Management's Representations of Interim Financial Information

The accompanying condensed consolidated financial statements have been prepared in accordance with the instruction to Form 10-QSB, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2006.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

During the quarter ended July 31, 2006 the Company ceased recording a franchise tax accrual. The amount ultimately payable, if any, cannot be determined but is expected to be less than the reserve already established.

The Company's revenue for the period ended July 31, 2006 was $0 compared with $0 in the comparable quarter of 2005. Net loss for the three month period was $1,566 compared with a loss for the previous year of $650. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2005. Net cash used by financing activities was $0 compared with $0 provided in 2005. Cash of $90 compares with $90 at April 30, 2006.

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

Date: September 8, 2006