Form 10QSB
period 2006-10-31
CAMELOT CORP
filed 2006-11-09
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2006

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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                        October 31, 2006    April 30, 2006
                                         (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90       $         90
                                          ------------       ------------
       Total current assets                         90                 90
                                          ------------       ------------
       Total Assets                       $         90       $         90
                                          ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $      7,976       $        423
  Accounts payable-related party                10,011              8,022
Franchise Tax payable                          105,200            105,200
                                          ------------       ------------
     Total current liabilities                 123,187            113,645

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   6,236,106 shares issued at
   July 31, 2005 and 6,236,105 at
   April 30, 2005                               62,361             62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   October 31, 2006 and April 30, 2006            --                 --
Additional paid-in capital                  35,611,950         35,611,950
Accumulated deficit                        (32,960,711)       (32,951,169)
Less: treasury stock, at cost,
 29,245 shares at October 31, 2006
       and April 30, 2006                   (2,836,697)        (2,836,697)
                                          ------------       ------------
     Total stockholders' equity               (123,097)          (113,555)
                                          ------------       ------------
     Total Liabilities &
     Stockholder's Equity                 $         90       $         90
                                          ============       ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended            Six Months Ended
                                                     October 31,                   October 31,
                                                 2006           2005           2006           2005
                                             -----------    -----------    -----------    -----------
REVENUE                                      $      --      $      --      $      --      $      --

COST OF SALES                                       --             --             --             --
                                             -----------    -----------    -----------    -----------
  GROSS PROFIT (LOSS)                               --             --             --             --
                                             -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  General and administrative                       7,976          1,218          9,542          1,868
                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                 (7,976)        (1,218)        (9,542)        (1,868)

DIVIDENDS ON PREFERRED STOCK                        --             --             --             --
                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $    (7,976)   $    (1,218)   $    (9,542)   $    (1,868)
                                             ===========    ===========    ===========    ===========
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --      $      --      $      --
Loss from discontinued operations                   --             --             --             --
  Dividends on preferred stock                      --             --             --             --
                                             ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --             --             --
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            6,236,106      6,236,106      6,236,106      6,236,106




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months Ended
                                                     October 31,
                                                 2006          2005
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (9,542)   $   (1,868)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses            9,542         1,868
                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
                                              ==========    ==========



              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 1.   Management's Representations of Interim Financial Information

The accompanying consolidated financial statements have been prepared in accordance with the instruction to Form 10-QSB, and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company's revenue for the period ended October 31, 2006 was $0 compared with $0 in the comparable period of 2005. Net loss for the six month period was $9,542 compared with a loss for the previous period of $1,868. The Company is now inactive.

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

       (b) Reports on Form 8-K:
           Report filed October 16,2006 reporting Item 5.02 and Item 5.03


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

Date: November 9, 2006