Form 10QSB
period 2007-01-31
CAMELOT CORP
filed 2007-03-19
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2007

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,236,106, common stock, $0.01 par value.

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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                              January 31, 2007    April 30, 2006
                                                (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents                     $         90       $         90
                                                ------------       ------------
       Total current assets                               90                 90
                                                ------------       ------------
       Total Assets                             $         90       $         90
                                                ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                              $       --         $        423
  Accounts payable-related party                         851              8,022
Franchise Tax payable                                105,200            105,200
                                                ------------       ------------
     Total current liabilities                       106,051            113,645

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   January 31, 2007 and 6,236,105 at
   April 30, 2006                                    492,361             62,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   January 31, 2007 and April 30, 2006                  --                 --
Additional paid-in capital                        35,210,702         35,611,950
Accumulated deficit                              (32,972,327)       (32,951,169)
Less: treasury stock, at cost,
 29,245 shares at January 31, 2007
       and April 30, 2006                         (2,836,697)        (2,836,697)
                                                ------------       ------------
     Total stockholders' deficit                    (113,937)          (113,555)
                                                ------------       ------------
     Total Liabilities &
     Stockholder's Equity                       $         90       $         90
                                                ============       ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended               Nine Months Ended
                                                      January 31,                     January 31,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------
REVENUE                                      $       --      $       --      $       --      $       --

COST OF SALES                                        --              --              --              --
                                             ------------    ------------    ------------    ------------
  GROSS PROFIT (LOSS)                                --              --              --              --
                                             ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative                       11,616             493          21,158           2,361
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                 (11,616)           (493)        (21,158)         (2,361)

DIVIDENDS ON PREFERRED STOCK                         --              --              --              --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $    (11,616)   $       (493)   $    (21,158)   $     (2,361)
                                             ============    ============    ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --      $       --      $       --
Loss from discontinued operations                    --              --              --              --
  Dividends on preferred stock                       --              --              --              --
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --              --              --
                                             ============    ============    ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            29,913,043       6,236,106      16,207,120       6,236,106




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                             January 31,
                                                         2007          2006
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  (21,158)   $   (2,361)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses                   21,158         2,361
                                                      ----------    ----------
  Net cash used by operating activities                     --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                  --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities                 --            --
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                             --            --

CASH AT BEGINNING OF PERIOD                                   90            90
                                                      ----------    ----------
CASH AT END OF PERIOD                                 $       90    $       90
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

On November 28, 2006, the Board of Directors of Camelot Corporation (the "Company"), acting by written consent, issued 43,000,000 restricted common shares of the Company in full and final settlement of indebtedness in the total amount of $28,752 owed by the Company to Daniel Wettreich its President and Director. This indebtedness was incurred by the Company during the last two years due to its limited cash resources. As a result of the inability of the Company to pay its corporate expenses, and in particular recent legal fees in the amount of $18,741, such expenses were either paid on behalf of the Company by Daniel Wettreich, or the monies needed to pay corporate expenses were loaned to the Company by Daniel Wettreich. Following this transaction Daniel Wettreich now controls 87.33 % of the presently issued and outstanding common shares of the Registrant.

The Company's revenue for the period ended January 31, 2007 was $0 compared with $0 in the comparable period of 2006. Net loss for the nine month period was $21,158 compared with a loss for the previous period of $2,361. The Company is now inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2006. Net cash used by financing activities was $0 compared with $0 provided in 2006. Cash of $90 compares with $90 at April 30, 2006.

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

Item 3.   Controls and Procedures

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act") the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the issuer 's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.


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

       (b) Reports on Form 8-K:
           Report filed November 28,2006 reporting Item 5.01


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

Date: March 12, 2007