Form 10KSB
period 2007-04-30
CAMELOT CORP
filed 2007-07-30
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2007
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number  0-8299
                        ------

                               CAMELOT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Colorado                                  84-0691531
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   18170 Hillcrest Road, Suite 100, Dallas, Texas                75252
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)                         (Zip Code)

PMB 249, 6757 Arapaho Road, Suite 711, Dallas, Texas                75248
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

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates was $174,470.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 49,236,106 at April 30,2007.


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

The Registrant has had no success in finding companies with which to merge, during the past three years. The basis on which future decisions to merge with the Registrant will be the opinion of Mr. Daniel Wettreich, President of the Registrant, regarding primarily the quality of the businesses that are to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the Registrant if the merger occurred. The Registrant has no particular advantage as a blind pool company over any other blind pool company, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

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


Item 2.    Properties
           ----------

Company previously leased, approximately 25,700 square feet of warehouse and office space in Carrollton, Texas on a lease expiring on December 31, 2000. As of July 24, 1998 this lease was terminated by the payment of $39,781 by the Company to the landlord and the Company has no further liability under the terms of the lease. The Company shares offices with an affiliate of its President on an informal basis.


Item 3.    Legal Proceedings
           -----------------

Registrant has received a decision from the Comptroller of Public Accounts of the State of Texas relating to a Franchise Tax determination for the period 1/1/96 through 12/31/98. The Comptroller's decision became due October 17, 2001, and following an Order Denying Motion for Rehearing, such decision became effective on November 26, 2001. Registrant has consequently become liable in the amount of $78,542.65 and plus accrued interest. The company has accrued $105,200 for this potential liability through 4/30/06. As the Company believes it is at least reasonoably possible that any further interest accrual will not be paid, no amounts have been recorded for the year ended 4/30/07.

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

             2007                                    High              Low
             ----                                    ----              ---

             First         July 31, 2006             0.04              0.04
             Second        October 31, 2006          0.03              0.03
             Third         January 31, 2007          0.03              0.03
             Fourth        April 30, 2007            0.03              0.03


             2006
             ----

             First         July 31, 2005             0.028             0.028
             Second        October 31, 2005          0.01              0.01
             Third         January 31, 2006          0.05              0.05
             Fourth        April 30, 2006            0.04              0.04


As of April 30, 2007, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Recently issued accounting pronouncements

In  February 2006,  the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 155.   This Statement
amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company does not expect application of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157. This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect application of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, and to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 158 to have any effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material effect on its financial statements.


Item 6.    Management Discussion and Analysis
           ----------------------------------

2007

The Company's revenue for the period ended April 30, 2007 was $-0- compared with $0 for the previous period. Net loss for the year was ($22,298) compared with a loss for the previous year of ($9,084). The losses for 2007 and 2006 were primarily due to auditing fees, and accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.


The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

Liquidity and Capital Resources

2007

Net cash used in operating activities for the period ended April 30, 2007 was $0 compared with $0 in 2006. Net cash used by investing activities was $0 compared with $0 in 2006. Net cash provided by financing activities was $0 compared with $0 in 2006. There is a cash balance of $90 for the period ended 4/30/07 compared with $90 for the previous period. Expenses of the Company are funded by its majority shareholder.


Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
         Balance Sheet - April 30, 2007                               F-2

         Statements of Operations and for the
                 years ended April 30, 2007 and 2006                  F-3

         Statements of Accumulated Deficit for the
                 years ended April 30, 2007 and 2006                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2007 and 2006                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Camelot Corporation

We have audited the accompanying consolidated balance sheet of Camelot Corporation as of April 30, 2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2007 and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company
PROFESSIONAL CORPORATION
July 27, 2007


                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2007

                                     ASSETS

CURRENT ASSETS
                                                            April 30, 2007   April 30, 2006
                                                               (Audited)        (Audited)

 Cash and cash equivalents                                   $         90     $         90
                                                             ------------     ------------

     Total current assets                                              90               90
                                                             ------------     ------------


  Total Assets                                               $         90     $         90
                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $        790     $        423
 Accounts payable - related party                                   1,201            8,022
 Franchise tax payable                                            105,200          105,200
                                                             ------------     ------------

     Total current liabilities                                    107,191          113,645
                                                             ------------     ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized,49,236,106 and 6,236,106 shares issued
  and outstanding at April 30, 2007 and 2006 respectively         492,361           62,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                    35,210,702       35,611,950
 Accumulated deficit                                          (32,973,467)     (32,951,169)
 Less treasury stock at cost, 29,245 shares                    (2,836,697)      (2,836,697)
                                                             ------------     ------------

     Total stockholders' equity                                  (107,101)        (113,555)
                                                             ------------     ------------

     Total liabilities & stockholders' equity                $         90     $         90
                                                             ============     ============




     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                              2007           2006
                                          -----------    -----------

REVENUES                                  $      --      $      --

OPERATING EXPENSES
     General and administrative                22,298          2,784
     Franchise taxes                             --            6,300
                                          -----------    -----------

     Total costs and expenses                  22,298          9,084




NET INCOME (LOSS)                         $   (22,298)   $    (9,084)
                                          ===========    ===========

INCOME (LOSS) PER SHARE                   $     (.001)   $     (.001)
                                          ===========    ===========


Weighted average number of common stock
 and common stock equivalent shares         8,237,627      6,236,106







     The accompanying notes are an integral part of the financial statements

                               CAMELOT COPORATION
                       Statements of Stockholders' Equity
                       Years Ended April 30, 2007 and 2006





                               Common Stock         Additional                                       Total
                               ------------          Paid-in        Treasury      Accumulated    Stockholders'
                            Number     Par Value     Capital         Stock         (Deficit)        Equity
                          ----------   ---------   -----------    -----------    ------------    ------------
Balance, April 30, 2005    6,236,106   $  62,361   $35,611,950    $(2,836,697)   $(32,942,085)   $   (104,471)


Net loss                        --          --            --             --            (9,084)         (9,084)
                          ----------   ---------   -----------    -----------    ------------    ------------


Balance, April 30, 2006    6,236,106   $  62,361   $35,611,950    $(2,836,697)    (32,951,169)   $   (113,555)

 Related Party payable
  converted to stock      43,000,000     430,000      (401,248)          --              --            28,752


Net loss                        --          --            --             --           (22,298)        (22,298)
                          ----------   ---------   -----------    -----------    ------------    ------------

Balance, April 30, 2007   49,236,106   $ 492,361   $35,210,702    $(2,836,697)    (32,973,467)   $   (107,101)








     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,

                                                           2007        2006
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                    $(22,298)   $ (9,084)

    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                    790       9,084
     Accounts payable - related party                      21,508        --
                                                         --------    --------


Net cash used in operating activities                        --          --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities        --          --
                                                         --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by (used in) financing  activities       --          --
                                                         --------    --------


NET INCREASE (DECREASE) IN CASH                              --          --


Cash at beginning of year                                      90          90
                                                         --------    --------

Cash at ending of year                                   $     90    $     90
                                                         ========    ========



     The accompanying notes are an integral part of the financial statements

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

     Going Concern

     The Company has incurred losses since inception and has negative equity and working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund operations of the company through non-interest bearing advances from existing shareholders, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities, and there can be no assurance that such will be available in the future.

     Recently issued accounting pronouncements

     In February 2006, the FASB issued SFAS No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

     In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

     In July 2006, the FASB issued FASB Interpretation No. ("Fin") 48, "Accounting for Uncertainty in Income Taxes." This interpretation establishes new standards for the financial statement recognition, measurement and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The new rules will be effective for FedEx Express in the first quarter of 2008. The adoption of this interpretation will not have a material effect on our financial statements.

     In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Missstatements when Quantifying Misstatements in Current Year Financial Statements," which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 was effective for FedEx Express in the fourth quarter of 2007 and is consistent with our historicalk practices for assessing such matters when circumstances have required such an evaluation. The Company does not expect application of SAB No. 108 to have a material affect on its financial statements.

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

2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2007 and 2006.

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

     The components of deferred taxes at April 30, 2007 in the accompanying balance sheet is summarized below:

     Note receivable allowance                                     680,000
     Capital loss carryforward                                      29,000
     Net operating loss carryforward                             8,900,000
       Less valuation allowance                                 (9,900,000)
                                                               -----------
       Deferred tax asset-net                                  $         -

     At April 30, 2007, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2008 through 2027.

       The use of these operating loss carryforwards to offset future taxable income will be limited pursuant to Internal Revenue Code Section 382 as a result of any proposed change of control of the Company, including the ownership change which occurred in November 2006. (See Note 3)

3.   STOCKHOLDERS' EQUITY


On November 28, 2006, the Board of Directors of Camelot Corporation, acting by written consent, issued 43,000,000 restricted common shares of the Company in full and final settlement of indebtedness in the total amount of $28,752 owed by the Company to Daniel Wettreich its President and Director. This indebtedness was incurred by the Company during the last two years due to its limited cash resources. As a result of the inability of the Company to pay its corporate expenses, and in particular recent legal fees in the amount of $18,741, such expenses were either paid on behalf of the Company by Daniel Wettreich, or the monies needed to pay corporate expenses were loaned to the Company by Daniel Wettreich. Following this transaction Daniel Wettreich now controls 87.33 % of the presently issued and outstanding common shares of the Company.


     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2007:

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

4.   CONTINGENCIES

     Litigation

     As of 4/30/07 the Company is liable for Texas state franchise taxes and accrued interest of approximately up to $111,500. Of this $105,200 has been accrued in these financial statements. Management believes it is at least reasonably possible that the amount actually paid at settlement will not exceed the amount previously accrued and as a result, has not made additional accruals for the current year.

     Also, the Company has been advised that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained regarding The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation. Should such petition be successful, the Company may become liable in the amount of $550,000.

     Going Concern

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

5.   RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer & majority shareholder has accrued funds to pay creditors of the Company. During the year ended April 30, 2007, a total of $22,298 was advanced, a total of $28,752 was converted to 43,000,000 shares of common stock, and $1,201 was owed at year end. During the year ended April 30, 2006, a total of $2,784 was advanced and $8,022 was owed at year end. Management intends to continue to fund expenses of the Company in the upcoming year.

     The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Company's CEO. No amounts were paid or accrued for transfer agent fees in 2007 or 2006.

Item 8.    Disagreements on Accounting and Financial Disclosure
           ----------------------------------------------------

During the past two years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

None


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


                                    PART III
                                    --------

Item 9.    Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following persons serve as directors and/or officers of the Company as of July 10,2006:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     55      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director

Daniel Wettreich
----------------

Daniel Wettreich is Chairman, President and Director of the Company since September 1988.

Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2007. No bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
  Name and Principal                           Other Annual     Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs
--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2007      -       -           -            -          -
Chairman and CEO       2006      -       -           -            -          -
                       2005      -       -           -            -          -
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


Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of July 10,2007 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (1 person).

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------

Daniel Wettreich                          43,000,000                  87.33%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

All Officers and Directors                43,000,000                  87.33%
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

On November 28, 2006, the Board of Directors of Registrant acting by written consent, issued 43,000,000 restricted common shares of the Company in full and final settlement of indebtedness in the total amount of $28,752 owed by the Company to Daniel Wettreich its President and Director. This indebtedness was incurred by the Company during the last two years due to its limited cash resources. As a result of the inability of the Company to pay its corporate expenses, and in particular recent legal fees in the amount of $18,741, such expenses were either paid on behalf of the Company by Daniel Wettreich, or the monies needed to pay corporate expenses were loaned to the Company by Daniel Wettreich. Following this transaction Daniel Wettreich now controls 87.33 % of the presently issued and outstanding common shares of the Registrant.

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


                                     PART IV
                                     -------

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2007.

Index to Financial Statements                                   Page
                                                                ----
Report of Independent Auditors - 2007                           F-1
Financial Statements
   Balance Sheet - April 30, 2007                               F-2

   Statements of Operations and Other Comprehensive Income
           for the years ended April 30, 2007 and 2006          F-3

   Statements of Stockholders' Equity for the
           years ended April 30, 2007 and 2006                  F-4

   Statements of Cash Flows for the years ended
           April 30, 2007 and 2006                              F-5 and F-6

   Notes to Financial Statements                                F-7 through F-18

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

31.1    Section 302 Certification of
        Chief Executive Officer

31.2    Section 302 Certification of
        Chief Financial Officer

32.1    Section 906 Certification of
        Chief Executive Officer

32.2    Section 906 Certification of
        Chief Financial Officer

(7)     Reports on Form 8-K             Filed on November 28, 2006 reporting
                                        Items 5.01 & 9.01

Item 14.   Principal Accountant Fees and Services
           --------------------------------------

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$2,000 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2007 and $1,500 for the fiscal year ended April 30, 2006.

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

Date: July 27,2007
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 27,2007
      -------------