Form 10QSB
period 2007-07-31
CAMELOT CORP
filed 2007-09-12
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2007

    [ ]       Transition report under Section 13 or 15 (d) of the Exchange Act

              For the transition period from __________ to________

                           Commission File No. 0-8299


                               CAMELOT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                Colorado                                   84-0691531
   (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


           18170 Hillcrest, Suite 100, Dallas, Texas         75252
            (Address of principal executive office)       (Zip Code)


        PMB 249 6757 Arapaho, Suite 711, Dallas, Texas       75248
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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                          July 31, 2007     April 30, 2007
                                           (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90       $         90
                                          ------------       ------------
       Total current assets                         90                 90
                                          ------------       ------------
       Total Assets                       $         90       $         90
                                          ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $      2,313       $        790
  Accounts payable-related party                 1,991              1,201
Franchise Tax payable                          105,200            105,200
                                          ------------       ------------
     Total current liabilities                 109,504            107,191

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   July 31, 2007 and at
   April 30, 2007                              492,361            492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2007 and April 30, 2007               --                 --
Additional paid-in capital                  35,210,702         35,210,702
Accumulated deficit                        (32,975,780)       (32,973,467)
Less: treasury stock, at cost,
29,245 shares at July 31, 2007
       and April 30, 2007                   (2,836,697)        (2,836,697)
                                          ------------       ------------
     Total stockholders' equity               (109,414)          (107,101)
                                          ------------       ------------
     Total Liabilities &
     Stockholder's Equity                 $         90       $         90
                                          ============       ============


              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                 2007           2006
                                             -----------    -----------
REVENUE                                      $      --      $      --
COST OF SALES                                       --             --
                                             -----------    -----------
  GROSS PROFIT (LOSS)                               --             --

OPERATING EXPENSES:
  General and administrative                       2,313          1,566
                                             -----------    -----------
NET INCOME (LOSS)                                 (2,313)        (1,566)

DIVIDENDS ON PREFERRED STOCK                        --             --
                                             -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $    (2,313)   $    (1,566)
                                             ===========    ===========
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $      --      $      --
Loss from discontinued operations                   --             --
  Dividends on preferred stock                      --             --
                                             ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE           $      --      $      --
                                             ===========    ===========
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            9,353,892      6,236,106





              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                  2007          2006
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (2,313)   $   (1,566)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses            2,313         1,566
                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2007.



ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations


The Company's revenue for the period ended July 31, 2007 was $0 compared with $0 in the comparable period of 2006. Net loss for the period was $2,313 compared with $1,566 in the comparable period of 2006. The Company is inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2006. Net cash used by financing activities was $0 compared with $0 provided in 2006. Cash of $90 compares with $90 at April 30, 2007.

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

Date: September 11, 2007