Form 10QSB
period 2007-10-31
CAMELOT CORP
filed 2007-12-07
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 2007

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

                              CAMELOT CORPORATION

                         PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                        October 31, 2007   April 30, 2007
                                           (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90      $         90
                                          ------------      ------------
       Total current assets                         90                90
                                          ------------      ------------
       Total Assets                       $         90      $         90
                                          ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $      3,140      $        790
  Accounts payable-related party                 1,991             1,201
Franchise Tax payable                          105,200           105,200
                                          ------------      ------------
     Total current liabilities                 110,331           107,191

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   July 31, 2007 and at
   April 30, 2007                              492,361           492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2007 and April 30, 2007               --                --
Additional paid-in capital                  35,210,702        35,210,702
Accumulated deficit                        (32,976,607)      (32,973,467)
Less: treasury stock, at cost,
29,245 shares at July 31, 2007
       and April 30, 2007                   (2,836,697)       (2,836,697)
                                          ------------      ------------
     Total stockholders' equity               (110,241)         (107,101)
                                          ------------      ------------
     Total Liabilities &
     Stockholder's Equity                 $         90      $         90
                                          ============      ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended               Six Months Ended
                                                      October 31,                     October 31,
                                                 2007            2006            2007            2006
                                             ------------    ------------    ------------    ------------
REVENUE                                      $       --      $       --      $       --      $       --

COST OF SALES                                        --              --              --              --
                                             ------------    ------------    ------------    ------------
  GROSS PROFIT (LOSS)                                --              --              --              --
                                             ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative                          827           7,976           3,140           9,542
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    (827)         (7,976)         (3,140)         (9,542)

DIVIDENDS ON PREFERRED STOCK                         --              --              --              --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $       (827)   $     (7,976)   $     (3,140)   $     (9,542)
                                             ============    ============    ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --      $       --      $       --
Loss from discontinued operations                    --              --              --              --
  Dividends on preferred stock                       --              --              --              --
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --              --              --
                                             ============    ============    ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            49,236,106       6,236,106      46,236,106       6,236,106




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months Ended
                                                     October 31,
                                                 2007          2006
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (3,140)   $   (9,542)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses            3,140         9,542
                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
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



ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations


The Company's revenue for the period ended October 31, 2007 was $0 compared with $0 in the comparable period of 2006. Net loss for the period was $827 compared with $7,976 in the comparable period of 2006. The Company is inactive.

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

Date: December 3, 2007