Form 10QSB
period 2008-01-31
CAMELOT CORP
filed 2008-03-04
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2008

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


               PMB 249,6757 Arapaho, Suite 711, Dallas,Texas 75248
            (Former Address of principal executive office) (Zip Code)

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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                         January 31,2008    April 30, 2007
                                           (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90       $         90
                                          ------------       ------------
       Total current assets                         90                 90
                                          ------------       ------------
       Total Assets                       $         90       $         90
                                          ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $       --         $        790
  Accounts payable-related party                 5,989              1,201
Franchise Tax payable                          105,200            105,200
                                          ------------       ------------
     Total current liabilities                 111,189            107,191

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   January 31, 2008 and
   April 30, 2007                              492,361            492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   January 31, 2008 and April 30, 2007            --                 --
Additional paid-in capital                  35,210,702         35,210,702
Accumulated deficit                        (32,977,465)       (32,973,467)
Less: treasury stock, at cost,
 29,245 shares at January 31, 2008
       and April 30, 2007                   (2,836,697)        (2,836,697)
                                          ------------       ------------
     Total stockholders' equity               (111,099)          (107,101)
                                          ------------       ------------
     Total Liabilities &
     Stockholder's Equity                 $         90       $         90
                                          ============       ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended              Nine Months Ended
                                                      January 31,                     January 31,
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
REVENUE                                      $       --      $       --      $       --      $       --

COST OF SALES                                        --              --              --              --
                                             ------------    ------------    ------------    ------------
  GROSS PROFIT (LOSS)                                --              --              --              --
                                             ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative                          858          11,616           3,998          21,158
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    (858)        (11,616)         (3,998)        (21,158)

DIVIDENDS ON PREFERRED STOCK                         --              --              --              --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $       (858)   $    (11,616)   $     (3,998)   $    (21,158)
                                             ============    ============    ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --      $       --      $       --
Loss from discontinued operations                    --              --              --              --
  Dividends on preferred stock                       --              --              --              --
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --              --              --
                                             ============    ============    ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            49,236,106      29,913,043      49,236,106      16,207,120




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended
                                                     January 31,
                                                 2008          2007
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (3,998)   $  (21,158)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses            3,998        21,158
                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended January 31, 2008 was $0 compared with $0 in the comparable period of 2007. Net loss for the nine month period was $3,998 compared with $21,158 in the comparable period of 2007.The Company is inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2007. Net cash used by financing activities was $0 compared with $0 provided in 2007. Cash of $90 compares with $90 at April 30, 2007.

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

Date: March 3, 2008