Form 10KSB
period 2008-04-30
CAMELOT CORP
filed 2008-06-23
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2008
                          --------------

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
- --------------------------------------------------------------

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------

                 None                                      None

Securities registered under Section 12(g) of the Exchange Act:
- --------------------------------------------------------------

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

As of June 03, 2008, the aggregate market value of the voting stock held by non-affiliates was $124,722.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 49,236,106 at April 30,2008.


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


Item 3.    Legal Proceedings
           -----------------

Registrant has received a decision from the Comptroller of Public Accounts of the State of Texas relating to a Franchise Tax determination for the period 1/1/96 through 12/31/98. The Comptroller's decision became due October 17, 2001, and following an Order Denying Motion for Rehearing, such decision became effective on November 26, 2001. Registrant has consequently become liable in the amount of $78,542.65 and plus accrued interest. The company has accrued $105,200 for this potential liability through 4/30/06. As the Company believes it is at least reasonably possible that any further interest accrual will not be paid, no amounts have been recorded for the year ended 4/30/08.

Registrant has been advised in 2001 that a Notice of Filing of Petition to Register Foreign Judgment is being made to domesticate in the State of Texas a judgment obtained Re: The Audio Visual Group dba AIMS Media v Goldstar Entertainment Video Corporation, etc. et al. No further information has been obtained with regard to this Notice, however should such petition be successful Registrant may become liable in the amount of $550,000.

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

             2008                                    High        Low
             ----                                    ----        ---

             First         July 31, 2007             0.03        0.03
             Second        October 31, 2007          0.03        0.03
             Third         January 31, 2008          0.03        0.03
             Fourth        April 30, 2008            0.03        0.03


             2007
             ----

             First         July 31, 2006             0.04        0.04
             Second        October 31, 2006          0.03        0.03
             Third         January 31, 2007          0.03        0.03
             Fourth        April 30, 2007            0.03        0.03


As of April 30, 2008, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 141. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company's first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective as of the beginning of the Company's first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

Item 6.    Management Discussion and Analysis
           ----------------------------------
2008

The Company's revenue for the period ended April 30, 2008 was $-0- compared with $0 for the previous period. Net loss for the year was ($5,135) compared with a loss for the previous year of ($22,298). The losses for 2008 and 2007 were primarily due to auditing fees, and accrued franchise taxes following from a decision from the Comptroller of Public Accounts of the State of Texas.


The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

Liquidity and Capital Resources

2008

Net cash used in operating activities for the period ended April 30, 2008 was $0 compared with $0 in 2007. Net cash used by investing activities was $0 compared with $0 in 2007. Net cash provided by financing activities was $0 compared with $0 in 2007. There is a cash balance of $90 for the period ended 4/30/08 compared with $90 for the previous period. Expenses of the Company are funded by its majority shareholder.



Item 7.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Auditors                                        F-1

Financial Statements
         Balance Sheet - April 30, 2008                               F-2

         Statements of Operations for the
                 years ended April 30, 2008 and 2007                  F-3

         Statements of Accumulated Deficit for the
                 years ended April 30, 2008 and 2007                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2008 and 2007                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Camelot Corporation

We have audited the accompanying consolidated balance sheet of Camelot Corporation as of April 30, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2008 and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company
PROFESSIONAL CORPORATION
June 13, 2008


                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2008

                                     ASSETS

CURRENT ASSETS
                                                           April 30, 2008   April 30, 2007
                                                              (Audited)        (Audited)

 Cash and cash equivalents                                  $         90     $         90
                                                            ------------     ------------

     Total current assets                                             90               90
                                                            ------------     ------------


  Total Assets                                              $         90     $         90
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                           $      1,027     $        790
 Accounts payable - related party                                  6,099            1,201
 Franchise tax payable                                           105,200          105,200
                                                            ------------     ------------

     Total current liabilities                                   112,326          107,191
                                                            ------------     ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized,49,236,106 and 6,236,106 shares issued
  and outstanding at April 30, 2007 and 2006 respectively        492,361          492,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                   35,210,702       35,210,702
Accumulated deficit                                          (32,978,602)     (32,973,467)
 Less treasury stock at cost, 29,245 shares                   (2,836,697)      (2,836,697)
                                                            ------------     ------------

     Total stockholders' equity                                 (112,236)        (107,101)
                                                            ------------     ------------

     Total liabilities & stockholders' equity               $         90     $         90
                                                            ============     ============

     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                               2008            2007
                                          -------------    -------------

REVENUES                                  $        --      $        --

OPERATING EXPENSES
     General and administrative                   5,135           22,298
     Franchise taxes                               --               --
                                          -------------    -------------
     Total costs and expenses                    (5,135)          22,298




NET INCOME (LOSS)                         $      (5,135)   $     (22,298)
                                          =============    =============

INCOME (LOSS) PER SHARE                   $       (.001)   $       (.001)
                                          =============    =============


Weighted average number of common stock
 and common stock equivalent shares          49,236,106        6,236,106







     The accompanying notes are an integral part of the financial statements

                               CAMELOT COPORATION
                       Statements of Stockholders' Equity
                       Years Ended April 30, 2008 and 2007



                                 Common Stock            Additional                                         Total
                                 ------------              Paid-in        Treasury       Accumulate     Stockholders
                             Number        Par Value       Capital         Stock          (Deficit)        Equity
                          ------------   ------------   ------------    ------------    ------------    ------------
Balance, April 30, 2005      6,236,106   $     62,361   $ 35,611,950    $ (2,836,697)   $(32,942,085)   $   (104,471)
Net loss                          --             --             --              --            (9,084)         (9,084)
                          ------------   ------------   ------------    ------------    ------------    ------------


Balance, April 30, 2006      6,236,106   $     62,361   $ 35,611,950    $ (2,836,697)    (32,951,169)   $   (113,555)

 Related Party payable
  converted to stock        43,000,000        430,000       (401,248)           --              --      $     28,752


Net loss                          --             --             --              --           (22,298)   $    (22,298)
                          ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 30, 2007     49,236,106   $    492,361   $ 35,210,702    $ (2,836,697)    (32,973,467)   $   (107,101)


Net loss                          --             --             --              --            (5,135)   $     (5,135)

                          ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 30,2008      49,236,106   $    492,361   $ 35,210,702    $ (2,836,697)    (32,978,602)   $   (112,236)


     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,

                                                            2008         2007
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                    $  (5,135)   $ (22,298)

    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                     237          790
     Accounts payable - related party                        4,898       21,508
                                                         ---------    ---------


Net cash used in operating activities                         --           --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities         --           --
                                                         ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by (used in) financing  activities        --           --
                                                         ---------    ---------


NET INCREASE (DECREASE) IN CASH                               --           --


Cash at beginning of year                                       90           90
                                                         ---------    ---------

Cash at ending of year                                   $      90    $      90
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

     Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 141. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company's first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141(R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective as of the beginning of the Company's first fiscal year that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2008 and 2007.

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

     The components of deferred taxes at April 30, 2008 in the accompanying balance sheet is summarized below:

     Note receivable allowance                                     680,000
     Net operating loss carryforward                            25,514,000
       Less valuation allowance                                (26,194,000)
                                                               -----------
       Deferred tax asset-net                                  $         -

     At April 30, 2008, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2008 through 2027.

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

4.   CONTINGENCIES

     Litigation

     As of 4/30/08 the Company is liable for Texas state franchise taxes and accrued interest of approximately up to $111,500. Of this $105,200 has been accrued in these financial statements. Management believes it is at least reasonably possible that the amount actually paid at settlement will not exceed the amount previously accrued and as a result, has not made additional accruals for the current year.

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

5.   RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer & majority shareholder has accrued funds to pay creditors of the Company. During the year ended April 30, 2008, a total of $5,135 was advanced and $6,099 was owed at year end.

     The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Company's CEO. No amounts were paid or accrued for transfer agent fees in 2008 or 2007.

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

The following person serves as director and/or officer of the Company as of July 10,2008:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     56      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director


Daniel Wettreich is Chairman, President and Director of the Company since September 1988.

Item 10.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2008. No bonuses were granted to any officer, nor was any compensation deferred.

SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
  Name and Principal                           Other Annual     Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs
--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2008      -       -           -            -          -
Chairman and CEO       2007      -       -           -            -          -
                       2004      -       -           -            -          -
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


Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of July 10,2008 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (1 person).

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


                                     PART IV
                                     -------

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2008.

Index to Financial Statements                                   Page
                                                                ----
Report of Independent Auditors - 2008                           F-1
Financial Statements
   Balance Sheet - April 30, 2008                               F-2

   Statements of Operations and Other Comprehensive Income
           for the years ended April 30, 2008 and 2007          F-3

   Statements of Stockholders' Equity for the
           years ended April 30, 2008 and 2007                  F-4

   Statements of Cash Flows for the years ended
           April 30, 2008 and 2007                              F-5 and F-6

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

Audit Fees. Comiskey billed for the following professional services:
$2,000 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2008 and $2,000 for the fiscal year ended April 30, 2007.

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

Date: June 12, 2008
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: June 12, 2008