Form 10-Q
period 2008-07-31
CAMELOT CORP
filed 2008-09-16
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2008

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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                  BALANCE SHEET

                                     ASSETS

                                          July 31, 2008   April 30, 2008
                                           (Unaudited)       (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90     $         90
                                          ------------     ------------
       Total current assets                         90               90
                                          ------------     ------------
       Total Assets                       $         90     $         90
                                          ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $        280     $      1,027
  Accounts payable-related party                 9,989            6,099
Franchise Tax payable                          105,200          105,200
                                          ------------     ------------
     Total current liabilities                 115,469          112,326

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   July 31, 2008 and at
   April 30, 2008                              492,361          492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   July 31, 2008 and April 30, 2008               --               --
Additional paid-in capital                  35,210,702       35,210,702
Accumulated deficit                        (32,981,745)     (32,978,602
Less: treasury stock, at cost,
29,245 shares at July 31, 2008
       and April 30, 2008                   (2,836,697)      (2,836,697)
                                          ------------     ------------
     Total stockholders' equity               (115,379)        (112,236)
                                          ------------     ------------
     Total Liabilities &
     Stockholder's Equity                 $         90     $         90
                                          ============     ============


              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                       July 31,
                                                 2008            2007
                                             ------------    ------------
REVENUE                                      $       --      $       --
                                             ------------    ------------
  GROSS PROFIT (LOSS)                                --              --

OPERATING EXPENSES:
  General and administrative                        3,143           2,313
                                             ------------    ------------
NET INCOME (LOSS)                                  (3,143)         (2,313)

DIVIDENDS ON PREFERRED STOCK                         --              --
                                             ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $     (3,143)   $     (2,313)
                                             ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --
Loss from discontinued operations                    --              --
  Dividends on preferred stock                       --              --
                                             ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --
                                             ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            49,236,106      49,236,106





              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended
                                                          July 31,
                                                    2008          2007
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $   (3,143)   $   (2,313)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses              (3,143)        2,313
                                                 ----------    ----------
  Net cash used by operating activities                --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities             --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities            --            --
                                                 ----------    ----------
NET INCREASE (DECREASE) IN CASH                        --            --

CASH AT BEGINNING OF PERIOD                              90            90
                                                 ----------    ----------
CASH AT END OF PERIOD                            $       90    $       90
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-KSB filing for the year ended April 30, 2008.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial Statements for the three months period ended July 31,2008 and the form 10-KSB for the year ended April 30,2008

The Company's net loss for the period ended July 31, 2008 was $3,143 compared with $2,313 in the comparable period of 2007. The Company is inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2007. Net cash used by financing activities was $0 compared with $0 provided in 2007. Cash of $90 compares with $90 at April 30, 2008.

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

Date: September 16, 2008