Form 10-Q
period 2008-10-31
CAMELOT CORP
filed 2008-12-15
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31,2008

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

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. x Yes o No

Indicate by check mark whether the registrant is a large accelerated filer, an Accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ___   Accelerated Filer ___   Non-accelerated filer ___
Smaller reporting company _X_

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

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                  CAMELOT CORP
                                  BALANCE SHEET

                                     ASSETS

                                        October 31, 2008    April 30, 2008
                                           (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents               $         90       $         90
                                          ------------       ------------
       Total current assets                         90                 90
                                          ------------       ------------
       Total Assets                       $         90       $         90
                                          ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                        $      1,440       $      1,027
  Accounts payable-related party                62,347              6,099
Franchise Tax payable                                0            105,200
                                          ------------       ------------
     Total current liabilities                  63,787            112,326

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   October 31,2008 and at
   April 30, 2008                              492,361            492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   October 31, 2008 and April 30, 2008            --                 --
Additional paid-in capital                  35,210,702         35,210,702
Accumulated deficit                        (32,930,063        (32,978,602)
Less: treasury stock, at cost,
29,245 shares at July 31, 2008
       and April 30, 2008                   (2,836,697)        (2,836,697)
                                          ------------       ------------

     Total stockholders' equity                (63,787)          (112,236)
                                          ------------       ------------
     Total Liabilities &
     Stockholder's Equity                 $         90       $         90
                                          ============       ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended               Six Months Ended
                                                    October 31,                     October 31,
                                               2008            2007            2008            2007
                                           ------------    ------------    ------------    ------------
REVENUE                                    $       --      $       --              --              --
                                           ------------    ------------    ------------    ------------
  GROSS PROFIT (LOSS)                              --              --              --              --

OPERATING EXPENSES:
  General and administrative                     (1,720)           (827)         (4,583)         (3,140)
                                           ------------    ------------    ------------    ------------
Loss from Operations                               --              --            (4,583)         (3,140)

Other Income
  Forgiveness of debt                            53,122            --            53,122            --
                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                      $     51,402    $       (827)   $     48,539    $     (3,140)
                                           ============    ============    ============    ============
INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations   $       --      $       --              --              --
Loss from discontinued operations                  --              --              --              --
Dividends on preferred stock                       --              --              --              --
                                           ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE         $       0.01    $       --      $       --      $       --
                                           ============    ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                          49,236,106      49,236,106      49,236,106      49,236,106




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                     October 31,
                                                 2008          2007
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   48,539    $   (3,140)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses          (48,539)        3,140

                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial Statements for the six months period ended October 31,2008 and the form 10-KSB for the year ended April 30,2008

The Company's net income the period ended October 31, 2008 was $48,539 compared with a loss of $3,140 in the comparable period of 2007. The Company is inactive.

During the period, Registrant made a full and final settlement of Franchise Tax and accumulated interest and penalties owed with the payment of the sum of $52,078. The Registrant borrowed this amount from its President. As a result, the Registrant recognized the difference between the amount paid and the amount recorded in the Registrants books as a profit.

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


Date: December 12, 2008