Form 10-Q
period 2009-01-31
CAMELOT CORP
filed 2009-02-27
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31,2009

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

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. x Yes o No

Indicate by check mark whether the registrant is a large accelerated filer, an Accelerated filer, a non-accelerated filer, or a small reporting company

Large accelerated filer___                   Accelerated Filer____
Non-accelerated filer____                    Smaller reporting company___X___


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

          Item 4   Controls and Procedures

Part II   OTHER INFORMATION                                                7

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                           January 31,2009    April 30, 2008
                                             (Unaudited)         (Audited)

CURRENT ASSETS
  Cash and cash equivalents                 $         90       $         90
                                            ------------       ------------
       Total current assets                           90                 90
                                            ------------       ------------
       Total Assets                         $         90       $         90
                                            ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Accounts payable                          $        110       $      1,027
  Accounts payable-related party                  65,287              6,099
Franchise Tax payable                                  0            105,200
                                            ------------       ------------
     Total current liabilities                    65,397            112,326

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   49,236,106 shares issued at
   January 31, 2009 and
   April 30, 2008                                492,361            492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized, and
   nil shares issued and outstanding at
   January 31, 2009 and April 30, 2008              --                 --
Additional paid-in capital                    35,210,702         35,210,702
Accumulated deficit                          (32,931,673)       (32,978,602)
Less: treasury stock, at cost,
 29,245 shares at January 31, 2009
       and April 30, 2008                     (2,836,697)        (2,836,697)
                                            ------------       ------------
     Total stockholders' equity (deficit)        (65,307)          (112,236)
                                            ------------       ------------
     Total Liabilities &
     Stockholder's Equity (Deficit)         $         90       $         90
                                            ============       ============


              See accompanying notes to these financial statements.


                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended               Nine Months Ended
                                                      January 31,                     January 31,
                                                 2009            2008            2009            2008
                                             ------------    ------------    ------------    ------------
REVENUE                                      $       --      $       --      $       --      $       --

COST OF SALES                                        --              --              --              --
                                             ------------    ------------    ------------    ------------
  GROSS PROFIT (LOSS)                                --              --              --              --
                                             ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  General and administrative                        1,610             858           6,193           3,998
                                             ------------    ------------    ------------    ------------

  Loss from Operations                             (1,610)           (858)         (6,193)         (3,998)
  Other Income
   Forgiveness of Debt                               --              --            53,122            --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $     (1,610)   $       (858)   $     46,929    $     (3,998)
                                             ============    ============    ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --      $       --      $       --
Loss from discontinued operations                    --              --              --              --
  Dividends on preferred stock                       --              --              --              --
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --              --              --
                                             ============    ============    ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            49,236,106      49,236,106      49,236,106      49,236,106




              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                          January 31,
                                                      2009          2008
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $   46,929    $   (3,998)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses               (46,929)        3,998
                                                   ----------    ----------
  Net cash used by operating activities                  --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities               --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities              --            --
                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH                          --            --

CASH AT BEGINNING OF PERIOD                                90            90
                                                   ----------    ----------
CASH AT END OF PERIOD                              $       90    $       90
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


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended January 31, 2009 was $0 compared with $0 in the comparable period of 2008. Net profit for the nine month period was $46,929 compared with a loss $3,998 in the comparable period of 2008.The profit was due to a forgiveness of debt.The Company is inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2008. Net cash used by financing activities was $0 compared with $0 provided in 2008. Cash of $90 compares with $90 at April 30, 2008.

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

Item 3.   Not Applicable

Item 4.   Controls and Procedures

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

There have been no changes to our internal control over financial reporting that Occurred during our last fiscal quarter to which this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our Internal control over financial reporting.


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

Date: February 27th 2009