Form 10-K/A
period 2008-04-30
CAMELOT CORP
filed 2009-05-07
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            FORM 10-KSB/A Amendment 1
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

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
---------------------------------------------------------------

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

As of May 9, 2008, the aggregate market value of the voting stock held by non-affiliates was $124,722.

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


As of April 30, 2003, the Company had approximately 1,275 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2008 and 2007 and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

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
                                                            ============       ============


     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                              2008            2007
                                          ------------    ------------

REVENUES                                  $       --      $       --

OPERATING EXPENSES
     General and administrative                  5,135          22,298
     Franchise taxes                              --              --
                                          ------------    ------------
     Total costs and expenses                   (5,135)         22,298




NET INCOME (LOSS)                         $     (5,135)   $    (22,298)
                                          ============    ============

INCOME (LOSS) PER SHARE                   $      (.001)   $      (.001)
                                          ============    ============


Weighted average number of common stock
 and common stock equivalent shares         49,236,106       6,236,106







     The accompanying notes are an integral part of the financial statements

                               CAMELOT COPORATION
                       Statements of Stockholders' Equity
                       Years Ended April 30, 2008 and 2007



                                  Common Stock           Additional                                        Total
                                  ------------             Paid-in        Treasury       Accumulated    Stockholders'
                             Number        Par Value       Capital          Stock         (Deficit)        Equity
                          ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 30, 2006      6,236,106   $     62,361   $ 35,611,950    $ (2,836,697)    (32,951,169)   $   (113,555)

 Related Party payable
  converted to stock        43,000,000        430,000       (401,248)           --              --            28,752


Net loss                          --             --             --              --           (22,298)        (22,298)
                          ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 30, 2007     49,236,106   $    492,361   $ 35,210,702    $ (2,836,697)    (32,973,467)   $   (107,101)

Net loss                          --             --             --              --            (5,135)   $     (5,135)
                          ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 30,2008      49,236,106   $    492,361   $ 35,210,702    $ (2,836,697)    (32,978,602)   $   (112,236)


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

5.   RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer & majority shareholder has accrued funds to pay creditors of the Company. During the year ended April 30, 2008, a total of $5,135 was advance and $6,099 was owed at year end.

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

Change in Independent Accountants

None

Item 8A(T). Controls and Procedures
            -----------------------

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of April 30, 2008, due to management's failure to include its report on internal control over financial reporting in the Form 10-KSB as required.

(b)    Management's Report on Internal Control over Financial Reporting

Our company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2008. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting --Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c)    Changes in Internal Control over Financial Reporting

There were no other significant changes in our internal control over financial reporting during the year ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

SUMMARY COMPENSATION TABLE

================================================================================
                                                            Restricted
Name and Principal                           Other Annual     Stock      Option
     Position        Year   Salary   Bonus   Compensation    Award(s)     SARs
------------------   ----   ------   -----   ------------   ----------   ------
Daniel Wettreich     2008      -       -           -             -           -
Chairman and CEO     2007      -       -           -             -           -
                     2004      -       -           -             -           -
==================   ====   ======   =====   ============   ==========   ======

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

Name and Address of                  Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
-----------------                    --------------------            --------

Daniel Wettreich                          43,000,000                  87.33%
18170 Hillcrest Road, Suite 100
Dallas, Texas 75248

All Officers and Directors                43,000,000                  87.33%
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

Date: May 7, 2009
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
      principal financial officer)

Date: May 7, 2009