Form 10-K
period 2009-04-30
CAMELOT CORP
filed 2009-07-02
CIK 13033

U.S SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[x] Annual report under Section  13 or 15 (d) of the  Securities Exchange Act of
    1934 (Fee required)

For the fiscal year ended April 30, 2009
                          --------------

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number  0-8299
                        ------

                               CAMELOT CORPORATION
--------------------------------------------------------------------------------
                    (Exact Name of Registrant in Its Charter)

               Colorado                                  84-0691531
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

   18170 Hillcrest Road, Suite 100, Dallas, Texas          75252
--------------------------------------------------------------------------------
    (Address of Principal Executive Office)              (Zip Code)

                                 (972) 612-1400
                ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

                                                   Name of Each Exchange
         Title of Each Class                        on Which Registered
         -------------------                        -------------------

                 None                                      None

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------

                              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ___ Yes _X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ___ Yes ___ No


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this Chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files.
 ___ Yes ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ___                    Accelerated filer  ___
Non-Accelerated filer  ___                      Smaller reporting company _X_


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) _X_ Yes ___ No

As of May 15, 2009, the aggregate market value of the voting stock held by non-affiliates was $124,722.

The number of shares outstanding of the Registrant's common stock $0.01 par value was 49,236,106 at April 30,2009.


Documents Incorporated by Reference.

              NONE

                                     PART I
                                     ------

Cautionary Statements About Forward Looking Information and Statements

Statements in this annual report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report and in other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report.

Item 1.    Business
           --------

Camelot Corporation ("Registrant" or "the Company") is inactive, and is now a blind pool company seeking merger opportunities. It was previously a holding company but since the fiscal year ended April 30, 1999 the Company has no operations, and all previous business activities have been discontinued.

The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July, 1998 all employees of Camelot were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

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

Item 1A-RISK FACTORS

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock is issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


Employees

As of July 14, 1998, the Company ceased having any employees. Its directors and officers have since provided unpaid services on a part-time basis as needed to the Company.


Item 2.    Properties
           ----------

The Company shares offices with an affiliate of its President on an informal basis.


Item 3.    Legal Proceedings
           -----------------

No legal proceedings to which the Company is a party is subject or pending and no such proceedings are known by the Company to be contemplated.

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

             2009                                    High         Low
             ----                                    ----         ---

             First         July 31, 2008             0.03         0.03
             Second        October 31, 2008          0.03         0.03
             Third         January 31, 2009          0.03         0.03
             Fourth        April 30, 2009            0.03         0.03


             2008
             ----

             First         July 31, 2007             0.03         0.03
             Second        October 31, 2007          0.03         0.03
             Third         January 31, 2008          0.03         0.03
             Fourth        April 30, 2008            0.03         0.03


As of April 30, 2009, the Company had approximately 1,275 shareholders of record of the Company's common stock, and a further 2,433 shareholders in "street name" at Cede & Co. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

Item 7.    Management Discussion and Analysis of Financial Condition and Results
           ---------------------------------------------------------------------
           of Operations
           -------------
2009

The Company's revenue for the period ended April 30, 2009 was $-0- compared with $0 for the previous period. Net profit for the year was $5,729 compared with a loss for the previous year of ($5,135). The profit was due to forgiveness of debt in the amount of $53,122, and the loss was primarily due to auditing fees.

The consolidated balance sheets for the period show total assets of $90 compared with $90 for the previous period.

During the period, Registrant made a full and final settlement of Franchise Tax and accumulated interest and penalties owed with the payment of the sum of $52,078. The Registrant borrowed this amount from its President. As a result, the Registrant recognized the difference between the amount paid and the amount recorded in the Registrants books as debt forgiveness of $53,122.

On March 20, 2009 Registrant borrowed $40,000 from Daniel Wettreich, the President of the Registrant. On March 20, 2009 this amount was used to make a full and final settlement payment in relation to a contingent liability. This settlement related to a judgment obtained by AIMS Media on April 20, 2000 in Los Angeles, California, against the Registrant in the amount of $550,000. This judgment has now been discharged in full.

Following these transactions, Registrant has no outstanding actual or contingent liabilities, other than indebtedness to its President.

Liquidity and Capital Resources

2009

Net cash used in operating activities for the period ended April 30, 2009 was $0 compared with $0 in 2008. Net cash used by investing activities was $0 compared with $0 in 2008. Net cash provided by financing activities was $0 compared with $0 in 2008. There is a cash balance of $90 for the period ended 4/30/09 compared with $90 for the previous period. Expenses of the Company are funded by its majority shareholder.

Item 8.    Financial Statement
           -------------------

Index to Financial Statements                                         Page
                                                                      ----

Report of Independent Registered Public Accounting Firm               F-1

Financial Statements
         Balance Sheets - April 30, 2009 and 2008                     F-2

         Statements of Operations for the
                 years ended April 30, 2009 and 2008                  F-3

         Statements of Accumulated Deficit for the
                 years ended April 30, 2009 and 2008                  F-4

         Statements of Cash Flows for the years ended
                 April 30, 2009 and 2008                              F-5

         Notes to Financial Statements                                F-6 to F-9

                           Comiskey and Company, P.C.

789 Sherman Street                                      Telephone (303) 830 2255
Suite 385
Denver, Colorado, 80203



             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Camelot Corporation

We have audited the accompanying consolidated balance sheets of Camelot Corporation as of April 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camelot Corporation as of April 30, 2009 and 2008 and the results of its operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comiskey and Company
PROFESSIONAL CORPORATION
June 5, 2009


                               CAMELOT CORPORATION
                                  Balance Sheet
                                 April 30, 2009

                                     ASSETS

CURRENT ASSETS
                                                        April 30, 2009     April 30, 2008

 Cash and cash equivalents                               $         90       $         90
                                                         ------------       ------------

     Total current assets                                          90                 90
                                                         ------------       ------------


  Total Assets                                           $         90       $         90
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                        $        110       $      1,027
 Accounts payable - related party                             106,487              6,099
 Franchise tax payable                                              0            105,200
                                                         ------------       ------------

     Total current liabilities                                106,597            112,326
                                                         ------------       ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000 shares
  authorized,49,236,106 shares issued and
  outstanding at April 30, 2009 and 2008 respectively         492,361            492,361
 Preferred stock, $.01 par value, 100,000,000 shares
  authorized, no shares issued
  and outstanding
 Additional paid-in capital                                35,210,702         35,210,702
Accumulated deficit                                       (32,972,873)       (32,978,602)
 Less treasury stock at cost, 29,245 shares                (2,836,697)        (2,836,697)
                                                         ------------       ------------

     Total stockholders' equity                              (106,507)          (112,236)
                                                         ------------       ------------

     Total liabilities & stockholders' equity            $         90       $         90
                                                         ============       ============


     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                              Years Ended April 30,


                                                    2009            2008
                                                ------------    ------------

REVENUES                                        $       --      $       --

OPERATING EXPENSES
     General and administrative                        7,393           5,135
                                                ------------    ------------
     Loss from operations                             (7,393)         (5,135)
     Other Income/ (Expense)
      Forgiveness of Debt                             53,122
      Settlement of Judgement                        (40,000)           --
                                                ------------    ------------

NET INCOME (LOSS)ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                           $      5,729    $     (5,135)
                                                ============    ============

INCOME (LOSS) PER SHARE                         $       --      $       --
                                                ============    ============


Weighted average number of common stock
 and common stock equivalent shares               49,236,106      49,236,106
                                                ============    ============







     The accompanying notes are an integral part of the financial statements


                               CAMELOT COPORATION
                       Statements of Stockholders' Equity
                       Years Ended April 30, 2008 and 2007




                                  Common Stock           Additional                                        Total
                                  ------------             Paid-in       Treasury       Accumulate     Stockholders
                             Number       Par Value        Capital         Stock         (Deficit)        Equity
                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, April 30, 2007     49,236,106   $    492,361   $ 35,210,702   $ (2,836,697)   $(32,973,467)   $   (107,101)


Net loss                          --             --             --             --            (5,135)         (5,135)

                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 30,2008      49,236,106        492,361     35,210,702     (2,836,697)    (32,978,602)       (112,236)


Net loss                          --             --             --             --            46,929          46,929
                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, April 30,2009      49,236,106   $    492,361   $ 35,210,702   $ (2,836,697)   $(32,972,873)   $   (106,507)
                          ============   ============   ============   ============    ============    ============


     The accompanying notes are an integral part of the financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                              Years Ended April 30,

                                                           2009       2008
                                                           ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                    $ 5,729    $(5,135)

    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Increase (decrease) in:
     Accounts payable and accrued expenses                (5,729)    (5,135)

                                                         -------    -------


Net cash used in operating activities                       --         --

CASH FLOW FROM INVESTING ACTIVITIES:
  Net cash provided by (used in) investing activities       --         --
                                                         -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash provided by (used in) financing  activities      --         --
                                                         -------    -------


NET INCREASE (DECREASE) IN CASH                             --         --


Cash at beginning of year                                     90         90
                                                         -------    -------

Cash at ending of year                                   $    90    $    90
                                                         =======    =======



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

2.   INCOME TAXES

     The Company had no current State or Federal income tax expense for each of the years ended April 30, 2009 and 2008.

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

     The components of deferred taxes at April 30, 2009 in the accompanying balance sheet is summarized below:


     Net operating loss carryforward                            7,300,000
       Less valuation allowance                                (7,300,000)
                                                               ----------
       Deferred tax asset-net                                  $        -

     At April 30, 2009, the Company has approximately $26,000,000 of unused Federal net operating loss carryforwards, which expire in the years 2008 through 2027.

     The use of these operating loss carryforwards to offset future taxable income will be limited pursuant to Internal Revenue Code Section 382 as a result of any proposed change of control of the Company, including the ownership change which occurred in November 2006. (See Note 3)

3.   STOCKHOLDERS' EQUITY

     On November 28, 2006, the Board of Directors of Camelot Corporation, acting by written consent, issued 43,000,000 restricted common shares of the Company in full and final settlement of indebtedness in the total amount of $28,752 owed by the Company to Daniel Wettreich its President and Director. This indebtedness was incurred by the Company during the last two years due to its limited cash resources. As a result of the inability of the Company to pay its corporate expenses, and in particular legal fees in the amount of $18,741, such expenses were either paid on behalf of the Company by Daniel Wettreich, or the monies needed to pay corporate expenses were loaned to the Company by Daniel Wettreich. Following this transaction Daniel Wettreich now controls 87.33 % of the presently issued and outstanding common shares of the Company.

     Preferred Stock

     The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. The Company has the following series of preferred stock issued and outstanding at April 30, 2009:

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

4.   CONTINGENCIES

     Litigation

     As of 4/30/08 the Company was liable for Texas state franchise taxes and accrued interest of approximately up to $111,500. Of this $105,200 has been accrued in these financial statements. During the period ending 4/30/09 the Company settled the franchise taxes and all interest and penalties for the sum of $52,000, which amount was loaned to the Company by the President of the Registrant, and as a result, recorded debt forgiveness income of $53,122

     Also during the period, the Company made a full and final settlement of a contingent liability relating to a Judgement obtained by AIMS Media on April 20, 2000 in Loa Angeles, California in the amount of $550,000. The settlement payment was $40,000 which amount was loaned to the Company by the President of the Registrant. The amount had previously been accrued for this judgement. The Company recorded a settlement expense for year ended 4/30/09.

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

5.   RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer & majority shareholder has advanced funds to pay creditors of the Company. During the year ended April 30, 2009, a total of $99,188 was advanced and $105,287 was owed at year end.

     The Company's stock transfer agent is Stock Transfer Company of America, Inc., which is operated by the Company's CEO. No amounts were paid or accrued for transfer agent fees in 2009 or 2008.

Item 9.     Disagreements on Accounting and Financial Disclosure
            ----------------------------------------------------

During the past two years, there were no disagreements between the Company and the auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Change in Independent Accountants

None

Item 9A(T). Controls and Procedures
            -----------------------

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of April 30, 2009.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009. A Material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, the chief executive officer identified the following deficiencies:

     1. Deficiencies in segregation of duties: The Chief executive Officer is actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function for the financial reporting process. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. There is a risk that a material misstatement of the financial statements could be caused, or at least nor be detected in a timely manner, due to insufficient segregation of duties.

Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting --Guidance for Smaller Public Companies. In performing the assessment, subject to the above statement of deficiencies, management has concluded that our internal control over financial reporting was effective as of April 30, 2009.

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

(c)    Changes in Internal Control over Financial Reporting

There were no other significant changes in our internal control over financial reporting during the year ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

The following person serves as director and/or officer of the Company as of April 30,2009:

Name                 Age     Position       Period Served          Term Expires
----                 ---     --------       -------------          ------------

Daniel Wettreich     58      Chairman,      September 16, 1988     Next Annual
                             President,                            Meeting
                             Director


Daniel Wettreich is Chairman, President and Director of the Company since September 1988.

Item 11.   Executive Compensation
           ----------------------

The following table lists all cash compensation exceeding $100,000 paid to Company's executive officers for services rendered in all capacities during the fiscal year ended April 30, 2009. No bonuses were granted to any officer, nor was any compensation deferred.


SUMMARY COMPENSATION TABLE

================================================================================

                                                              Restricted
  Name and Principal                           Other Annual     Stock     Option
       Position        Year   Salary   Bonus   Compensation    Award(s)    SARs
--------------------- ------ -------- ------- -------------- ------------ ------
Daniel Wettreich       2009      -       -           -            -          -
Chairman and CEO       2008      -       -           -            -          -
                       2007      -       -           -            -          -
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

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

The following table sets forth as of April 30,2009 information known to the management of the Company concerning the beneficial ownership of Common Stock by
(a) each person who is known by the Company to be the beneficial owner of more than five percent of the shares of Common Stock outstanding, (b) each director at that time, of the Company (including principal directors of subsidiaries) owning Common Stock, and (c) all directors and officers of the Company (including principal directors of subsidiaries) as a group (1 person).

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
as a group (1 person)


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

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

On November 28, 2006, the Board of Directors of Registrant acting by written consent, issued 43,000,000 restricted common shares of the Company in full and final settlement of indebtedness in the total amount of $28,752 owed by the Company to Daniel Wettreich its President and Director. This indebtedness was incurred by the Company during the last two years due to its limited cash resources. As a result of the inability of the Company to pay its corporate expenses, and in particular legal fees in the amount of $18,741, such expenses were either paid on behalf of the Company by Daniel Wettreich, or the monies needed to pay corporate expenses were loaned to the Company by Daniel Wettreich. Following this transaction Daniel Wettreich now controls 87.33 % of the presently issued and outstanding common shares of the Registrant.

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

                                     PART IV
                                     -------
Item 15.   Principal Accountant Fees and Services
           --------------------------------------

General. Comiskey and Company, P.C. ("Comiskey") is the Company's principal Independent Registered Public Accounting firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Comiskey's independence.

Audit Fees. Comiskey billed for the following professional services:
$2,000 for the audit of the annual financial statement of the Company for the fiscal year ended April 30, 2009 and $2,862 for the fiscal year ended April 30, 2008.


Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------

(a) (1) The following financial statements are included herein for fiscal year ended April 30, 2009.

Index to Financial Statements                                   Page
                                                                ----
Report of Independent Registered Public Accounting Firm         F-1
Financial Statements
   Balance Sheets - April 30, 2009 and 2008                     F-2

   Statements of Operations
           for the years ended April 30, 2009 and 2008          F-3

   Statements of Stockholders' Equity for the
           years ended April 30, 2009 and 2008                  F-4

   Statements of Cash Flows for the years ended
           April 30, 2009 and 2008                              F-5 and F-6

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

31.1    Section 302 Certification of
        Chief Executive Officer

31.2    Section 302 Certification of
        Chief Financial Officer

32.1    Section 906 Certification of
        Chief Executive Officer

32.2    Section 906 Certification of
        Chief Financial Officer

(7)     Reports on Form 8-K             Filed on March 20, 2009 reporting
                                        Items 8.01

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMELOT CORPORATION
--------------------
(Company)

By:   /s/ Daniel Wettreich
      --------------------
      President

Date: July 2, 2009
      ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:   /s/ Daniel Wettreich
      --------------------
      Director; President
      (principal executive officer and
       principal financial officer)

Date: July 2, 2009
      ------------