Form 10-Q
period 2009-07-31
CAMELOT CORP
filed 2009-09-10
CIK 13033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [x] Quarterly report under Section 13, or 15 (d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 31,2009

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

Large Accelerated filer  ___                    Accelerated filer  ___
Non-Accelerated filer  ___                      Smaller reporting company _x_


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [x] Yes [] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of September 9, 2009: 49,236,106, common stock, $0.01 par value.

                               CAMELOT CORPORATION

                                    I N D E X


                                                                        Page No.

Part I    FINANCIAL INFORMATION (UNAUDITED):

          Item 1.   Balance Sheets as of July 31, 2009 (unaudited) and
                    April 30,2009                                          3

                    Statements of Operations for the three months
                    Ended July 31, 2009 and 2008 (unaudited)               4

                    Statements of Cash Flows for the three months
                    Ended July 31,2009 and 2008 (unaudited)                5

                    Notes to Financial Statements                          6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    6

          Item 4    Controls and Procedures                                6

Part II   OTHER INFORMATION                                                7

                               CAMELOT CORPORATION

                          PART I: FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                 BALANCE SHEETS

                                     ASSETS

                                                  July 31,2009    April 30, 2009
                                                   (Unaudited)       (Audited)

Cash and cash equivalents                         $         90     $         90
                                                  ------------     ------------

     Total current assets                                   90               90
                                                  ------------     ------------


  Total Assets                                    $         90     $         90
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $      1,920     $        110
 Accounts payable - related party                      106,487          106,487
                                                  ------------     ------------

     Total current liabilities                         108,407          106,597
                                                  ------------     ------------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 50,000,000
  shares authorized,49,236,106 shares issued
  and outstanding at July 31, 2009 and
  April 30, 2009 respectively                          492,361          492,361
 Preferred stock, $.01 par value,
  100,000,000 shares authorized, no shares
  issued and outstanding
 Additional paid-in capital                         35,210,702       35,210,702
Accumulated deficit                                (32,974,683)     (32,972,873)
 Less treasury stock at cost, 29,245 shares         (2,836,697)      (2,836,697)
                                                  ------------     ------------

     Total stockholders' equity                       (108,317)        (106,507)
                                                  ------------     ------------

     Total liabilities & stockholders' equity     $         90     $         90
                                                  ============     ============

                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                        July 31,
                                                 2009            2008
                                             ------------    ------------
REVENUE                                      $       --      $       --

COST OF SALES                                        --              --
                                             ------------    ------------
  GROSS PROFIT (LOSS)                                --              --
                                             ------------    ------------
OPERATING EXPENSES:
  General and administrative                        1,810           3,143

                                             ------------    ------------

  Loss from Operations                             (1,810)         (3,143)
  Other Income
   Forgiveness of Debt

                                             ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                        $     (1,810)   $     (3,143)
                                             ============    ============
INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations   $       --      $       --
Loss from discontinued operations                    --              --
  Dividends on preferred stock                       --              --
                                             ============    ============
NET INCOME (LOSS) PER COMMON SHARE           $       --      $       --
                                             ============    ============
WEIGHTED AVERAGE OF COMMON
  STOCK OUTSTANDING                            49,236,106      49,236,106





              See accompanying notes to these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                      July 31,
                                                 2009          2008
                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   (1,810)   $   (3,143)

ADJUSTMENTS TO RECONCILE NET GAIN (LOSS) TO
  NET CASH FROM OPERATING ACTIVITIES:
  Accounts payable and accrued expenses            1,810         3,143
                                              ----------    ----------
  Net cash used by operating activities             --            --

CASH FLOW FROM INVESTING ACTIVITIES:
     Net cash used by investing activities          --            --

CASH FLOW FROM FINANCING ACTIVITIES:
  Net cash provided by financing activities         --            --
                                              ----------    ----------
NET INCREASE (DECREASE) IN CASH                     --            --

CASH AT BEGINNING OF PERIOD                           90            90
                                              ----------    ----------
CASH AT END OF PERIOD                         $       90    $       90
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual Form 10-K filing for the year ended April 30, 2009.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue for the period ended July 31, 2009 was $0 compared with $0 in the comparable period of 2008. Net lossfor the three month period was $1,810 compared with a loss $3,143 in the comparable period of 2008. The Company is inactive.

Liquidity and Capital Resources

Net cash used by operating activities for the period was $0 compared with $0 in 2008. Net cash used by financing activities was $0 compared with $0 provided in 2008. Cash of $90 compares with $90 at April 30, 2009.

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

Item 3.   Not Applicable

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of July 31, 2009.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 9, 2009