Form 10-Q
period 2009-10-31
CAMELOT CORP
filed 2009-12-11
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2009

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                          Commission File Number 0-8299


                               CAMELOT CORPORATION
                (Name of registrant as specified in its charter)

            Colorado                                           84-0691531
 (State or other jurisdiction                           (IRS Identification No.)
of incorporation or organization)

                             730 W. Randolph Street
                                Chicago, IL 60661
                    (Address of principal executive offices)

                                  312-454-0015
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* *The registrant has not yet been phased into the interactive data requirements. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. [ ] Yes [ ] No [X] N/A

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 49,236,106 shares outstanding as of December 10, 2009.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................   3
            Balance Sheets ..............................................   3
            Statements of Operations ....................................   4
            Statements of Cash Flows.....................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....   8

Item 4.   Controls and Procedures........................................   8

PART II OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   8

Item 1A.  Risk Factors...................................................   8

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....   8

Item 3.   Defaults Upon Senior Securities................................   8

Item 4.   Submission of Matters to a Vote of Security Holders............   8

Item 5.   Other Information..............................................   8

Item 6.   Exhibits.......................................................   9

Signatures...............................................................  10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAMELOT CORPORATION
                                 BALANCE SHEETS

                                                         October 31,             April 30,
                                                            2009                   2009
                                                        ------------           ------------
                                                         (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $         90           $         90
                                                        ------------           ------------
      Total Current Assets                                        90                     90
                                                        ------------           ------------

TOTAL ASSETS                                            $         90           $         90
                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $      1,920           $        110
  Accounts payable - related party                           116,631                106,487
                                                        ------------           ------------
      Total current liabilities                              118,551                106,597
                                                        ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000
   Shares authorized, 49,236,106 shares issued
   and outstanding at October 31, 2009 and
   April 30, 2009, respectively                              492,361                492,361
  Preferred stock, $.01 par value,
   100,000,000 shares authorized,  no shares
   issued and outstanding
  Additional Paid-in Capital                              35,210,702             35,210,702
  Accumulated Deficit                                    (32,984,827)           (32,972,873)
  Less treasury stock at cost, 29,245 shares              (2,836,697)            (2,836,697)
                                                        ------------           ------------
      Total Stockholders' Equity                            (118,461)              (106,507)
                                                        ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $         90           $         90
                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months      Three Months       Six Months        Six Months
                                                Ending            Ending            Ending            Ending
                                              October 31,       October 31,       October 31,       October 31,
                                                 2009              2008              2009              2008
                                             ------------      ------------      ------------      ------------
REVENUE                                      $         --      $         --      $         --      $         --

COST OF SALES                                          --                --                --                --
                                             ------------      ------------      ------------      ------------

GROSS PROFIT (LOSS)                                    --                --                --                --

OPERATING EXPENSES
   General and Administrative                       1,520            (1,720)            3,330            (4,583)
                                             ------------      ------------      ------------      ------------

Loss from Operations                               (1,520)           (1,720)           (3,330)           (4,583)

Other Income
  Forgiveness of Debt                                  --            53,122                --            53,122
  Settlement
  Expense                                          (8,624)               --            (8,624)               --
                                             ------------      ------------      ------------      ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                         $    (10,144)     $     51,402      $    (11,954)     $     48,539
                                             ============      ============      ============      ============

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations             --                --                --                --
  Loss from discontinued operations                    --                --                --                --
  Dividends on preferred stock                         --                --                --                --
                                             ============      ============      ============      ============
NET INCOME (LOSS) PER COMMON SHARE           $         --      $         --      $         --      $         --
                                             ============      ============      ============      ============

WEIGHTED AVERAGE OF COMMON
 STOCK OUTSTANDING                             49,236,106        49,236,106        49,236,106        49,236,106


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months         Six Months
                                                           Ending             Ending
                                                         October 31,        October 31,
                                                            2009               2008
                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                      $(11,954)          $ 48,539
  Adjustments to Reconcile Net Gain (Loss)
   to Net Cash From Operating Activities:
     Accounts payable and accrued expenses                  11,954            (48,539)
                                                          --------           --------
       Net cash used by operating activities                    --                 --


CASH FLOW FROM INVESTING ACTIVITIES:

       Net cash used by investing activities                    --                 --
                                                          --------           --------

CASH FLOW FROM FINANCING ACTIVITIES:

       Net cash provided by financing activities                --                 --
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH                                 --                 --
CASH AT BEGINNING OF PERIOD                                     90                 90
                                                          --------           --------

CASH AT END OF PERIOD                                     $     90           $     90
                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Management's Representations of Interim Financial Information

The accompanying consolidated financial statements have been prepared in accordance with the instruction to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended April 30, 2009 filed with the SEC on July 2, 2009.

2. Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, "SUBSEQUENT EVENTS," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from October 31, 2009, the date of these financial statements, through December 9, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after December 9, 2009.

Following the end of the quarter, on November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board ("OTCBB").

Also following the end of the quarter, on November 24, 2009, the Company filed with the SEC a current report on Form 8-K reporting a sale of a majority of the Company's common stock from Danny Wettreich to Jeffrey Rochlin, the resignation of Danny Wettreich as officer of the Company and the election of Jeffrey Rochlin as President, Chief Executive Officer, Secretary and Treasurer of the Company effective November 20, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

BUSINESS AND PLAN OF OPERATION

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

The Registrant has had no success in finding companies with which to merge, during the past three years. The basis on which future decisions to merge with the Registrant will be the opinion of Mr. Jeffrey Rochlin, President of the Registrant, regarding primarily the quality of the businesses that are to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the Registrant if the merger occurred. The Registrant has no particular advantage as a blind pool company over any other blind pool company, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the period was $0 compared with $0 in the comparable period of 2008. Net cash used by financing activities was $0 compared with $0 provided in the comparable period of 2008. Cash of $90 compares with cash of $90 at April 30, 2009.

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

RESULTS OF OPERATIONS

The Company's revenue for the period ended October 31, 2009 was $0 compared with $0 in the comparable period of 2008. Net loss for the three-month period was $10,144 compared with income of $51,402 in the comparable period of 2008 due to the forgiveness of debt in the 2008 period. The Company is inactive.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation f our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISKS FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

a) None

b) None

Following the end of the quarter, on November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board ("OTCBB").

Also following the end of the quarter, on November 24, 2009, the Company filed with the SEC a current report on Form 8-K reporting a sale of a majority of the Company's common stock from Danny Wettreich to Jeffrey Rochlin, the resignation of Danny Wettreich as officer of the Company and the election of Jeffrey Rochlin as President, Chief Executive Officer, Secretary and Treasurer of the Company effective November 20, 2009.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
Number                         Description of Exhibit
------                         ----------------------

3.1         Articles of Incorporation (*)

3.2         Bylaws (*)

31 Certification of Principal Executive and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference herein from the Company's Registration Statement on Form 10 filed on June 23, 1976 with the SEC.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2009             CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director