Form 10-Q
period 2010-01-31
CAMELOT CORP
filed 2010-03-17
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 49,236,106 shares outstanding as of March 3, 2010.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................   3
            Balance Sheets ..............................................   3
            Statements of Operations ....................................   4
            Statements of Cash Flows.....................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....   8

Item 4.   Controls and Procedures........................................   8

PART II OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   8

Item 1A.  Risk Factors...................................................   8

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....   8

Item 3.   Defaults Upon Senior Securities................................   8

Item 4.   Submission of Matters to a Vote of Security Holders............   9

Item 5.   Other Information..............................................   9

Item 6.   Exhibits.......................................................   9

Signatures...............................................................  10

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                               CAMELOT CORPORATION
                                 BALANCE SHEETS

                                                                                 January 31,             April 30,
                                                                                    2010                   2009
                                                                                ------------           ------------
                                                                                (Unaudited)              (Audited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                                     $         90           $         90
                                                                                ------------           ------------

Total current assets                                                            $         90           $         90
                                                                                ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                              $    139,475           $        110
  Accounts payable related party                                                          --                106,487
  Accounts payable-non-related party                                                      --                     --
                                                                                ------------           ------------
TOTAL CURRENT LIABILITIES                                                            139,475                106,597
                                                                                ------------           ------------

STOCKHOLDERS EQUITY
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued              --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   49,236,106 shares issued and outstanding at January 31, 2010 and
   April 30, 2009 respectively                                                       492,361                492,361
  Additional paid-in-capital                                                      35,210,702             35,210,702
  Accumulated deficit                                                            (33,005,750)           (32,972,873)
  Less treasury stock at cost, 29,245 shares                                      (2,836,697)            (2,836,697)
                                                                                ------------           ------------
Total stockholders' equity                                                          (139,385)              (106,507)
                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         90           $         90
                                                                                ============           ============


                        See notes to financial statements

                               CAMELOT CORPORATION
                            STATEMENTS OF OPERATIONS

                                            Three Months        Three Months         Nine Months            Nine Months
                                               Ended               Ended              Through                Through
                                             January 31,         January 31,         January 31,            January 31,
                                                2010                2009                2010                   2009
                                             ----------          ----------          ------------           ------------
Revenues                                     $       --          $       --          $         --           $         --
Cost of sales                                        --                  --                    --                     --
                                             ----------          ----------          ------------           ------------
Gross profit (loss)                                  --                  --                    --                     --
                                             ----------          ----------          ------------           ------------
Operating Expenses                                   --                  --                    --                     --
General & administrative                         20,923               1,610                24,253                  6,193
                                             ----------          ----------          ------------           ------------
LOSS FROM OPERATIONS                            (20,923)             (1,610)              (24,253)          $     (6,193)
                                             ----------          ----------          ------------           ------------
OTHER INCOME
  Forgiveness of debt                                --                  --                    --                 53,122
  Settlement Expense                                 --                  --                (8,624)                    --
  Income tax expense                                 --                  --                    --                     --
                                             ----------          ----------          ------------           ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                         $  (20,923)         $   (1,610)         $    (32,877)          $     46,929
                                             ==========          ==========          ============           ============

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations           --                  --                    --                     --
  Loss from discontinued operations                  --                  --                    --                     --
  Dividends on preferred stock                       --                  --                    --                     --
                                             ==========          ==========          ============           ============
NET INCOME (LOSS) PER COMMON SHARE           $       --          $       --          $         --           $         --
                                             ==========          ==========          ============           ============
Weighted average number of common shares
 outstanding basic and diluted               49,236,106          49,236,106            49,236,106             49,236,106
                                             ==========          ==========          ============           ============


                        See notes to financial statements

                               CAMELOT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months       Nine Months
                                                            Ended             Ended
                                                          January 31,       January 31,
                                                             2010              2009
                                                           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(32,877)         $ 46,929
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
    Accounts payable                                         32,877           (46,929)
                                                           --------          --------
NET CASH USED IN OPERATING ACTIVITIES                            --                --
                                                           --------          --------
CASH FLOW FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES                            --                --
                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                             --                --
                                                           --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        --                --
                                                           --------          --------

Net increase in cash and  cash equivalents                       --                --

Cash and cash equivalents at beginning of period                 90                90
                                                           --------          --------

Cash and cash equivalents at end of period                 $     90          $     90
                                                           ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                 $     --          $     --
                                                           ========          ========
Income Taxes                                               $     --          $     --
                                                           ========          ========


                        See notes to financial statements

                               CAMELOT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. MANAGEMENT'S REPRESENTATIONS OF INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited financial statements and notes thereto including in the Registrant's annual report on Form 10-K for the year ended April 30, 2009 filed with the SEC on July 2, 2009 and the unaudited financial statements and notes thereto included in the Registrant's quarterly report on Form 10-Q for the period ended October 31, 2009 filed with the SEC on December 11, 2009.

2) SUBSEQUENT EVENTS

In May, 2009 the FASB issued accounting guidance now codified as FASB ASC Topic 855, "Subsequent Events" which establishes general standards of accounting for and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

The Company has evaluated subsequent events for the period from January 31, 2010 through March 17, 2010, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after March 17, 2010.

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

On November 20, 2009 Danny Wettreich sold his accounts payable of $116,511 to Machaby Partners for $117,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the period ending January 31, 2010 was $0 compared with $0 in the comparable period of 2009. Net cash used by financing activities was $0 compared with $0 provided in the comparable period of 2009. Cash of $90 compares with cash of $90 at January 31, 2009.

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

RESULTS OF OPERATIONS

The Company's revenue for the period ended January 31, 2010 was $0 compared with $0 in the comparable period of 2009. Net loss for the three-month period was $20,923 compared with loss of $1,610 in the comparable period of 2009. Net loss for the nine-month period was $24,253 compared with loss of $6,193 in the comparable period of 2009. The Company is inactive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation f our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of January 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In March of 2010, the Company engaged the services of an accountant to prepare the Company's quarterly and annual financial statements commencing with the quarter ended January 31, 2010. The Company had previously prepared the financial statements internally. Other than the Company's engagement of the accountant for preparation of its financial statements, there were no significant changes in our internal control over financial reporting for the quarter ended January 31, 2010, that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

a) None

b) None

On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board.

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 42,753,819 shares of common stock of the Company to Mr. Rochlin, representing approximately 86.83% of the total issued and outstanding shares of common stock of the Company for a total purchase price of $8,000. In conjunction therewith, Mr. Wettreich resigned as President, Chief Executive Officer, Chairman and Treasurer of the Company and elected Mr. Rochlin to serve as President, Chief Executive Officer, Chairman and Treasurer of the Company. In connection with the change in control, the Company relocated its principal executive offices from 18170 Hillcrest, Suite 100, Dallas, Texas 75252 to 730 W. Randolph Street, Suite 600, Chicago, Illinois 60661 and changed its telephone number from 972-612-1400 to 312-454-0015. The Company reported this transaction on its Current Report on Form 8-K dated November 23, 2009 which was filed with the U. S. Securities and Exchange Commission on November 24, 2009.

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

Date: March 17, 2010                CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director