Form 10-K
period 2010-04-30
CAMELOT CORP
filed 2010-07-29
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2010

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number: 0-8299

                               CAMELOT CORPORATION
             (Exact name of registrant as specified in its charter)

            Colorado                                      84-0691531
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   730 W. Randolph Street
      Chicago, IL 60661                                 (312) 454-0015
(Address, including zip code of                  (Registrant's telephone number,
  principal executive offices)                         including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ).*

*  The   registrant  has  not  yet  been  phased  into  the   interactive   data
requirements.Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2009 was approximately $103,717.

As of July 29, 2010, the registrant's outstanding common stock consisted of 49,236,106 shares.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1   Business                                                              3
Item 1A  Risk Factors                                                          3
Item 1B  Unresolved Staff Comments                                             3
Item 2   Properties                                                            4
Item 3   Legal Proceedings                                                     4
Item 4   Removed and Reserved                                                  4

                                     Part II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                     4
Item 6   Selected Financial Data                                               4
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             4
Item 7A  Quantitative and Qualitative Disclosures About Market Risk            6
Item 8   Financial Statements and Supplementary Data                           7
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             20
Item 9A  Controls and Procedures                                              20
Item 9B  Other Information                                                    21

                                    Part III

Item 10  Directors, Executive Officers and Corporate Governance               23
Item 11  Executive Compensation                                               23
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      24
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         25
Item 14  Principal Accounting Fees and Services                               25

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules                              25

         Signatures                                                           26

                                     PART I

ITEM 1 BUSINESS

THE COMPANY

Camelot Corporation (the "Registrant" or the "Company") is inactive, and is now a blind pool company seeking merger opportunities. It was previously a holding company but since the fiscal year ended April 30, 1999 the Company has no operations, and all previous business activities have been discontinued.

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

On November 20, 2009, Daniel Wettreich sold his note payable of $116,511 to Machaby Partners for $117,000.

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

EMPLOYEES

As of July 14, 1998, the Company ceased having any employees. Its director and officer have since provided unpaid services on a part-time basis as needed to the Company.

ITEM 1A RISK FACTORS

Not Applicable

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

None

ITEM 3 LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against the Company

ITEM 4 REMOVED AND RESERVED

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 10, 2009, the Company's common stock was approved for quotation on the OTC Bulletin Board under the symbol "CAML". The Company's common stock was traded in the pink sheets prior thereto. The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions

     2010                                      High             Low
     ----                                      ----             ---
     First        July 31, 2009                0.05             0.05
     Second       October 31, 2009             0.05             0.011
     Third        January 31, 2010             0.01             0.01
     Fourth       April 30, 2010               0.129            0.005

     2009                                      High             Low
     ----                                      ----             ---
     First        July 31, 2008                0.03             0.03
     Second       October 31, 2008             0.03             0.03
     Third        January 31, 2009             0.03             0.03
     Fourth       April 30, 2009               0.03             0.03

As of April 30, 2010, the Company had approximately 1,349 shareholders of record of the Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

ITEM 6 SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS PROJECTIONS AND STATEMENTS RELATING TO COMPANY THAT CONSTITUTE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD-LOOKING
TERMINOLOGY, SUCH AS "INTENDS," "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "MAY," "WILL," OR SIMILAR TERMS. SUCH STATEMENTS SPEAK ONLY AS OF THE DATE OF SUCH STATEMENT, AND THE COMPANY UNDERTAKES NO ONGOING OBLIGATION TO UPDATE SUCH STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, AND ITS RESPECTIVE DIRECTORS, OFFICERS OR ADVISORS WITH RESPECT TO, AMONG OTHER THINGS: (1) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR FUTURE PROSPECTS, (2) THE COMPANY'S BUSINESS AND GROWTH STRATEGIES AND (3) THE COMPANY'S FINANCING PLANS

AND FORECASTS. POTENTIAL INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT, SHOULD CONDITIONS CHANGE OR SHOULD ANY ONE OR MORE OF THE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD ANY OF THE UNDERLYING ASSUMPTIONS OF THE COMPANY PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE UNKNOWN. THE FACTORS THAT COULD ADVERSELY AFFECT THE ACTUAL RESULTS AND PERFORMANCE OF THE COMPANY INCLUDE, WITHOUT LIMITATION, THE COMPANY'S INABILITY TO RAISE ADDITIONAL FUNDS TO SUPPORT OPERATIONS AND CAPITAL EXPENDITURES, THE COMPANY'S INABILITY TO EFFECTIVELY MANAGE ITS GROWTH, THE COMPANY'S INABILITY TO ACHIEVE GREATER AND BROADER MARKET ACCEPTANCE IN EXISTING AND NEW MARKET SEGMENTS, THE COMPANY'S INABILITY TO SUCCESSFULLY COMPETE AGAINST EXISTING AND FUTURE COMPETITORS, THE COMPANY'S RELIANCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS, DISRUPTIONS IN THE SUPPLY CHAIN, THE COMPANY'S INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY, OTHER FACTORS DESCRIBED ELSEWHERE IN THIS REPORT, OR OTHER REASONS. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE FOREGOING CAUTIONARY STATEMENTS AND THE "RISK FACTORS" DESCRIBED HEREIN.

The following discussion of our financial condition and plan of operation should be read in conjunction with the Company's financial statements, the notes to those statements and the information included elsewhere in this Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "RISK FACTORS" and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

The Company's revenue for the period ended April 30, 2010 was $-0- compared with $0 for the previous period. Net loss for the year ended April 30, 2010 was $43,619 compared with a profit for the previous year of $5,729. The loss in the current period was principally due to ongoing expenses for a public company, and the profit in the previous period was principally due to forgiveness of debt in the amount of $53,122, less a judgment of $40,000.

The consolidated balance sheets for the period show total assets of $14,290 compared with $90 for the previous period.

PLAN OF OPERATION

The Company is inactive, and is now a blind pool company seeking merger opportunities. It was previously a holding company but since the fiscal year ended April 30, 1999 the Company has no operations, and all previous business activities have been discontinued.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended April 30, 2010 was $15,286 compared with $0 in 2009. Net cash used by investing activities for the year ended April 30, 2010 was $0 compared with $0 in 2009. Net cash provided by financing activities for the year ended April 30, 2010 was $29,053 compared with $0 in 2009. There is a cash balance of $13,857 as of April 30, 2010 compared with $90 for the previous period.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms                      8

Balance Sheets                                                                10

Statements of Operations                                                      11

Statement of Changes in Stockholder's (Deficit)                               12

Statements of Cash Flows                                                      13

Notes to Financial Statements                                                 14

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Camelot Corporation

We have audited the accompanying balance sheet of Camelot Corporation as of April 30, 2009 and the related statements of operations, stockholders'
(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2009 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses, negative working capital and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our previous report dated June 5, 2009, it was determined that the financial statements required an immaterial correction as described in note 7.


Denver, Colorado
June 5, 2009, except for Note 7,
which is dated July 27, 2010

                                                    /s/ Comiskey & Company
                                                    ----------------------------
                                                    PROFESSIONAL CORPORATION

             Report of Independent Registered Public Accounting Firm


Board of Directors
Camelot Corporation

We have audited the accompanying balance sheet of Camelot Corporation, as of April 30, 2010, and the related statements of operations, shareholders' (deficit), and cash flows for the year ended April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2010, and the results of its operations and cash flows for the year ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses, has negative working capital and has a total stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Schumacher & Associates, Inc.
-------------------------------------------
SCHUMACHER & ASSOCIATES, INC.
Littleton, Colorado
July 28, 2010

                               CAMELOT CORPORATION
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                  April 30,              April 30,
                                                                                    2010                   2009
                                                                                ------------           ------------
                                                                                                       (See Note 7)
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $     13,857           $         90
  Prepaid Expenses                                                                       433                     --
                                                                                ------------           ------------

TOTAL CURRENT ASSETS                                                            $     14,290                     90
                                                                                ============           ============

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                              $     34,234           $      8,563
  Accrued interest payable                                                             3,095                     --
  Advances payable, related party                                                     15,025                106,487
                                                                                ------------           ------------
TOTAL CURRENT LIABILITIES                                                             52,354                115,050

Note payable                                                                         117,000                     --
                                                                                ------------           ------------
TOTAL LIABILITIES                                                                    169,354                115,050
                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 4, 5, 6, 7, 8 AND 9)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued              --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   49,236,106 shares issued and outstanding                                          492,361                492,361
  Additional paid-in-capital                                                      32,377,520             32,374,005
  Accumulated deficit                                                            (33,024,945)           (32,981,326)
                                                                                ------------           ------------
Total stockholders' (deficit)                                                       (155,064)              (114,960)
                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $     14,290           $         90
                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                            Statements of Operations
--------------------------------------------------------------------------------


                                                 Year Ended         Year Ended
                                                  April 30,          April 30,
                                                    2010               2009
                                                ------------       ------------

Revenues                                        $         --       $         --

Operating Expenses
  Professional fees                                   36,426              7,393
  Other                                                  583                 --
                                                ------------       ------------
TOTAL OPERATING EXPENSES                              37,009              7,393
                                                ------------       ------------
(LOSS) FROM OPERATIONS                               (37,009)            (7,393)

OTHER INCOME (EXPENSE)
  Forgiveness of debt                                     --             53,122
  Settlement of judgment                                  --            (40,000)
  Interest (expense)                                  (6,610)                --
                                                ------------       ------------
NET INCOME (LOSS)                               $    (43,619)      $      5,729
                                                ============       ============

Income (loss) per share, basic and diluted      $        Nil       $        Nil
                                                ============       ============
Weighted average number of
 common shares outstanding
 basic and diluted                                49,236,106         49,236,106
                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                      Statement of Stockholders' (Deficit)
                For the Period from May 1, 2008 to April 30, 2010
--------------------------------------------------------------------------------

                                                                                Additional                       Total
                                 Preferred Stock          Common Stock           Paid-in     Accumulated     Stockholders'
                                Shares      Amount     Shares       Amount       Capital       (Deficit)       (Deficit)
                                ------      ------     ------       ------       -------       ---------       ---------
Balance May 1, 2008                 --     $   --    49,236,106    $492,361    $32,374,005   $(32,978,602)     $(112,236)

Net income April 30, 2009           --         --            --          --             --          5,729          5,729
                                ------     ------    ----------    --------    -----------   ------------      ---------
Balance April 30, 2009              --         --    49,236,106     492,361     32,374,005    (32,972,873)      (106,507)
Correction of error (Note 7)        --         --            --          --             --         (8,453)        (8,453)
                                ------     ------    ----------    --------    -----------   ------------      ---------
Corrected balance, April 30,        --         --    49,236,106     492,361     32,374,005    (32,981,326)      (114,960)
 2009

Contributed capital                 --         --            --          --          3,515             --          3,515
Net loss April 30, 2010             --         --            --          --             --        (43,619)       (43,619)
                                ======     ======    ==========    ========    ===========   ============      =========

Balance April 30, 2010              --     $   --    49,236,106    $492,361    $32,377,520   $(33,024,945)     $(155,064)
                                ======     ======    ==========    ========    ===========   ============      =========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                             Year Ended           Year Ended
                                                              April 30,            April 30,
                                                                2010                 2009
                                                             ----------           ----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  (43,619)          $    5,729
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Prepaid expense                                                (433)                  --
    Accrued interest payable                                      3,095                   --
    Accounts payable                                             25,671               (5,729)
                                                             ----------           ----------
Net cash (used in) operating activities                         (15,286)                  --
                                                             ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                --                   --
                                                             ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital                                                 3,515                   --
  Advances from related party                                    25,538                   --
                                                             ----------           ----------
Net cash provided by financing activities                        29,053                   --
                                                             ----------           ----------

Net increase in cash and  cash equivalents                       13,767                   --
Cash and cash equivalents at beginning of period                     90                   90
                                                             ----------           ----------

Cash and cash equivalents at end of period                   $   13,857           $       90
                                                             ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $       --           $       --
                                                             ==========           ==========
  Income Taxes                                               $       --           $       --
                                                             ==========           ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable              $  117,000           $       --
                                                             ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Camelot Corporation, ("the Company") was incorporated under the laws of the State of Colorado on September 5, 1975. The Company was formerly a holding company but since it ceased operations in the fiscal year ended April 30, 1999, the Company has had minimal operations. All previous business activities have been discontinued. The Company is inactive and intends to seek merger opportunities.

The Company's fiscal year end is April 30.

REVENUE RECOGNITION

The Company has not generated any revenues since it ceased operations in 1999. It is the Company's policy that revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

CASH AND CASH EQUIVALENTS

The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying financial statements include the identification and valuation of assets and liabilities, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2010 and 2009.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable, advances payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

INCOME TAXES

Deferred income taxes are determined using the liability method under which deferred tax assets and liabilities are based upon temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", (SFAS 128) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

STOCK BASED COMPENSATION

The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company did not make any option grants during 2010 or 2009, and accordingly, has not recognized any stock based compensation expense related to options.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February, 2010. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company's financial position, results of operations or cash flows.

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

There were various other accounting standards updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

2. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has recurring losses, has negative working capital, and has a total stockholders' deficit. The Company does not currently have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through advances from existing shareholders, private placement of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

3. CAPITAL STOCK

COMMON STOCK

On November 20, 2009, Daniel Wettreich sold 42,753,819 shares of common stock to Jeffrey Rochlin. Following this transaction Mr. Rochlin now controls 86.83% of the presently issued and outstanding common shares of the Company. The total number of common shares authorized by the Company is 50,000,000 shares, par value $.01, of which 49,236,106 are issued and outstanding.

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of April 30, 2010 and April 30, 2009, the following series of preferred stock were authorized, issued and outstanding:

        Series of              Number of             Number of Shares Issued
     Preferred Stock       Shares Authorized             and Outstanding
     ---------------       -----------------             ---------------
            A                      2,000                        0
            B                     75,000                        0
            C                     50,000                        0
            D                     66,134                        0
            E                    108,056                        0
            F                     15,000                        0
            G                  1,000,000                        0
            H                  5,333,333                        0
            I                 17,000,000                        0
            J                 10,000,000                        0
            K                    412,000                        0
            L                    500,000                        0
TOTALS                        34,561,523                        0

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

4. INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carryforwards. The net operating loss carryforwards, if not used, will expire in various years through 2030, and are severely restricted as per the Internal Revenue code due to the change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                               Estimated                   Change in
                   Estimated NOL     NOL      Tax Benefit    Valuation     Valuation     Net Tax
Period Ending      Carry-forward   Expires     from NOL      Allowance     Allowance     Benefit
-------------      -------------   -------     --------      ---------     ---------     -------
April 30, 2010        $193,619     Various      $35,820      $(35,820)      $(8,070)      $  --
April 30, 2009        $150,000     Various      $27,750      $(27,750)      $    --       $  --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net
 operating loss carryforward                                           (15.00%)
State tax (benefit) net of federal benefit                              (3.50%)
Deferred income tax valuation allowance                                 18.50%
                                                                       ------
Actual tax rate                                                             0%
                                                                       ======

5. RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer & majority shareholder until November 20, 2009, advanced funds to pay creditors of the Company. During the year ended April 30, 2009, a total of $99,188 was advanced and $106,487 was owed at April 30, 2009. Following the end of fiscal year 2009 and prior to the sale of his common stock on November 20, 2009, Danny Wettreich advanced additional funds to pay creditors of the Company resulting in advances totaling $117,000. These advances were evidenced by a Demand Promissory Note of the Company to Mr. Wettreich, which Note was sold to an outside investor on November 20, 2009.

During the year ended April 30, 2009 and through November 20, 2009, the Company's stock transfer agent was Stock Transfer Company of America, Inc., a company operated by the Company's former CEO. No amounts were paid or accrued for transfer agent fees in 2010 or 2009.

6. NOTE PAYABLE

Effective October 20, 2009, the Company gave a demand promissory note with its former CEO and majority shareholder, then a related party, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued in substitute therefor. The July 20, 2010 Promissory Note is in the principal amount of

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

$117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. Imputed interest of $3,515 was recorded for the period the note was owned by a related party. Interest was imputed at 6% and was recorded as paid-in capital during the year ended April 30, 2010. Accrued interest of $3,095 was recorded for the period the note was owned by the unrelated party and is reflected as a current liability at April 30, 2010.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

7. CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has corrected an immaterial error in the balance sheet for the year ended April 30, 2009. In September 2009, the Company discovered and paid a delinquent liability for a prior year. The adjustment is not material to the financial statements for the year ended April 30, 2009, however it is material to the current financial statements, and therefore, the adjustment was made to the prior year's financial statements in accordance with Staff Accounting Bulletin (SAB) 108. The effect on the April 30, 2009 balance sheet is as follows:

                            Original Balance     Corrected Balance    Adjustment
                            ----------------     -----------------    ----------
Current liabilities          $   106,597          $    115,050         $ 8,453
Accumulated (deficit)        $32,972,873          $(32,981,326)        $(8,453)

8. CHANGE OF CONTROL

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 42,753,819 shares of common stock of the Company, representing approximately 86.83% of the total issued and outstanding shares of common stock of the Company, for a total purchase price of $8,000.

Upon the closing of the purchase transaction, Mr. Rochlin acquired 42,753,819 shares of common stock, or approximately 86.83% of the issued and outstanding Common Stock and attained voting control of the Company.

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that subsequent events occurred that require recognition or disclosure in the financial statements.

Effective May 12, 2010, Danny Wettreich, the Company's former sole director, appointed Jeffrey Rochlin as a director of the Company. Concurrent with said appointment, Mr. Wettreich resigned as a director. Mr. Rochlin owns approximately 86.83% of the total issued and outstanding shares of common stock of the Company and presently serves as the Company's President, Chief Executive Officer, Chairman and Treasurer.

On June 11, 2010, the Company entered into a Mineral Lease Agreement (the "Lease") with Timberwolf Minerals Ltd. ("Timberwolf") to lease certain unpatented lode mining claims (the "Property") owned by Timberwolf which are located in Esmeralda County, Nevada The Lease grants the Company the exclusive right to explore, develop and mine the Property for gold, silver and other minerals.

Upon execution of the Lease, the Company paid $11,456 and is obligated to pay Timberwolf minimum annual rental payments of $15,000 on the first anniversary of the Lease, $20,000 on the second anniversary of the Lease, $25,000 on the third

                               CAMELOT CORPORATION
                          Notes to Financial Statements
                                 April 30, 2010
--------------------------------------------------------------------------------

anniversary of the Lease, $50,000 on the fourth anniversary of the Lease and $50,000 on the fifth anniversary of the Lease. The Company has the right to purchase all of Timberwolf's unpatented Claims covered by the Lease and within the boundaries of the area of interest on or before the sixth anniversary of the Lease for a payment of $5,000,000, failure of which will terminate the Lease.

The Company's new plan of operations is to conduct mineral exploration activities on the Property in order to assess whether the Claims possess commercially exploitable mineral deposits of gold, silver or other valuable minerals.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 9, 2010, the Board of Directors of the Company approved the resignation of Comiskey & Co., P.C. ("Comiskey"), the independent accountant previously engaged as the principal accountant to audit the Company's financial statements. On June 9, 2010, the Board of Directors of the Company also ratified and approved the Company's engagement of Schumacher & Associates, Inc. ("Schumacher") as independent auditor for the Company. The resignation of Comiskey and the engagement of Schumacher were reported on Amendment No. 1 to the Current Report on Form 8-K/A filed with the SEC on June 21, 2010.

There have been no disagreements with the Company's principal independent registered public accounting firms for the two-year period ended April 30, 2010.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of April 30, 2010, the Company's disclosure controls and procedures were not effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Jeffrey Rochlin, our President, has conducted an assessment of our internal control over financial reporting as of April 30, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public
Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2010:

     1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties. In addition, the Company does not have accounting software to prevent erroneous or unauthorized changes to previous reporting periods or to provide an adequate audit trail of entries. However, although our controls are not effective, management does not believe that these weaknesses resulted in deficient financial reporting.

     2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

     3. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On February 17, 2010, the Company engaged an outside accountant to prepare the Company's interim and annual financial statements commencing with the third quarter ending on January 31, 2010. Management believes that the engagement of an outside accountant will enhance the effectiveness of the Company's internal control over financial reporting.

Otherwise, there were no changes in our internal control over financial reporting during the period ended April 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 42,753,819 shares of common stock of the Company, representing approximately 86.83% of the total issued and outstanding shares of common stock of the Company, for a total purchase price of $8,000.

Upon the closing of the purchase transaction, Mr. Rochlin acquired 42,753,819 shares of common stock, or approximately 86.83% of the issued and outstanding Common Stock and attained voting control of the Company.

The Company presently authorized to issue 50,000,000 shares of common stock. As of July 29, 2010, there are 49,236,106 shares of Common Stock issued and outstanding.

Also effective November 20, 2009, Danny Wettreich resigned as President, Chief Executive Officer, Chairman and Treasurer of the Company and elected Mr. Jeffrey Rochlin as President, Chief Executive Officer, Chairman and Treasurer of the Company. Mr. Wettreich remains as the sole director of the Company.

Concurrent with the purchase transaction, the Company changed the location of its principal executive offices from 18170 Hillcrest, Suite 100, Dallas, TX 75252 to 730 W. Randolph Street, Suite 600, Chicago, IL 60661 and its telephone number from 972-612-1400 to 312-454-0015.

The Company reported the stock purchase transaction and the change in officers on a Current Report on Form 8-K filed with the SEC on November 24, 2009.

Following the end of the Company's fiscal year, on May 12, 2010, the sole director of the Company, Danny Wettreich, appointed Jeffrey Rochlin as a director of the Company. Concurrent with said appointment, Mr. Wettreich resigned as a director. Mr. Rochlin will serve as director until the next annual meeting of shareholders and until his successor is elected and qualified or his earlier removal or resignation. The Company reported Mr. Rochlin's appointment and Mr. Wettreich's resignation on a Current Report on Form 8-K filed with the SEC on May 12, 2010.

On June 14, 2010, a Form 8-K was filed with the Securities and Exchange Commission. On June 9, 2010, the Camelot Board of Directors approved the resignation of Comiskey & Co. P.C. ("Comiskey"), the independent accountant engaged to audit the Company's financial statements. At the same meeting, the Board of Directors approved and ratified the engagement of Schumacher & Associates ("Schumacher"), as independent auditors for the Company's financial statements.

On June 21, 2010, a Form 8-K/A was filed with the Securities and Exchange Commission at the request of the Commission. It amended the language of the previously filed Form 8-K on June 14, 2010, but made no change to the resignation and appointment of Comiskey and Schumacher.

Following the end of the Company's fiscal year, on June 11, 2010, the Company entered into a Mineral Lease Agreement (the "Lease") with Timberwolf Minerals, Ltd. ("Timberwolf") to lease certain unpatented lode mining claims (the "Property") owned by Timberwolf located in Section 2, Township 2 North, Range 38 East and Section 35, Township 3 North, Range 38 East, Mt. Diablo Meridian in Esmeralda County, Nevada subject to the terms of the Lease. The Property consists of Claims BJ 101, 103, 105, 107, 109, 110, 112, 114, 116 and 118 with
BLM Serial No. NMC# Lead File 1017556 (the "Claims"). The Company reported entry into the Mineral Lease on a Current Report on Form 8-K filed with the SEC on July 26, 2010.

The Lease grants the Company the exclusive right to explore, develop and mine the Property for gold, silver and other minerals. Under the Lease, the Company is obligated to pay all Federal, State and County annual mining claim maintenance or rental fees and execute, record or file proof of payment of same and of Timberwolf's intention to hold the Claims.

Upon execution of the Lease, the Company paid $11,456.50 inclusive of $1,456.50 for 2010 maintenance fees. The Company is obligated to pay to Timberwolf minimum annual rental payments beginning on the first anniversary of the Lease as follows: $15,000 on or before the first anniversary of the Lease, $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company has the right to purchase all of Timberwolf's unpatented Claims covered by the Lease and within the boundaries of the area of interest for $5,000,000 on or before the sixth anniversary of the Lease, failure of which will terminate the Lease.

The Company's plan of operations is to conduct mineral exploration activities on the Property in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). This exploration program is designed to explore for commercially viable deposits of gold, silver or other valuable minerals. (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). The Company has not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our Claims. (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on its Claims.

Upon acquiring a lease on the Property, David A. Wolfe, Professional Geologist, prepared a geologic report for the Company on the mineral exploration potential of the Claims. Mr. Wolfe is the President of Timberwolf Minerals LTD, the company from whom the Property is leased. Included in Mr. Wolfe's report is a recommended exploration program which consists of mapping, sampling, staking additional claims and drilling.

At this time the Company is uncertain of the extent of mineral exploration it will conduct before concluding that there are, or are not, commercially viable minerals on the Claims. Further phases beyond the current exploration program will be dependent upon numerous factors such as Mr. Wolfe's recommendations based upon ongoing exploration program results and the Company's available funds.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of the directors and executive officers as of the date of this Report are as follows:

            Name           Age                      Position
            ----           ---                      --------
     Jeffrey Rochlin       40    President, Chief Executive Officer and Director

JEFFREY ROCHLIN, PRESIDENT, CHIEF EXECUTIVE OFFICER

Mr. Rochlin is a resident of Washington Township, NJ, and a graduate of University of Hartford, where he earned a degree in accounting. His professional experience has been primarily in the finance sector, where he has worked as a finance manager in operations, and senior accountant for a major pharmaceutical company. In addition to his position with the Company, Mr. Rochlin is engaged with a biotechnology company in its budgeting and financial reporting sector.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our sole executive officer and director has not been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. The entry of an order, judgment or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person's involvement in any type of business, securities, commodities, or banking activities;

3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or 4. The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such party's involvement in any type of business or securities activities.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by the Company's principal executive officer, each of our two most highly compensated executive officers who were serving as executive officers as of the date of this Report.

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                     Non-Equity    Nonqualified
                                                                      Incentive      Deferred
                                                   Stock    Option      Plan       Compensation     All Other
                                   Salary  Bonus   Awards   Awards  Compensation     Earnings     Compensation   Total
Name and Principal Position  Year   ($)     ($)      ($)     ($)         ($)           ($)            ($)         ($)
---------------------------  ----  ------  -----   ------   ------  ------------     --------     ------------   -----
Jeffrey Rochlin              2010    Nil    Nil     Nil      Nil         Nil           Nil            Nil         Nil
President,  Chief
Executive Officer,
Chairman and Treasurer

There are no employment agreements or consulting agreements with our current director or executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The percentage of class is based on 49,236,106 shares of common stock issued and outstanding as of the date of this Report. Unless otherwise indicated, the address of each individual named below is the Company address.

    Name and Address of                        Amount of              Percentage
     Beneficial Owner                     Beneficial Ownership         of Class
     ----------------                     --------------------         --------
Jeffrey Rochlin                               42,753,819                 86.83%
President, Chief Executive Officer

Directors and Executive Officers
 as a Group (1 person)                        42,753,819                 86.83%
                                                                         =====
CAPITAL STOCK

The authorized capital stock of the Company is 50,000,000 shares of common stock, with a par value of $0.01 per share, and 100,000,000 shares of preferred stock, with a par value of $0.01 per share.

As of the date of this Report, there are 49,236,106 shares of common stock issued outstanding. There is no preferred stock outstanding.

As of the date of this Report, there are 1,349 holders of record of the Company's common stock.

OPTIONS AND WARRANTS

There are no outstanding options or warrants or other securities that are convertible into our common stock.

VOTING RIGHTS

Each shareholder is entitled to one (1) vote for each share of voting stock.

DIVIDEND POLICY

We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

TRANSFER AGENT

The registrar and transfer agent for our common stock is Empire Stock Transfer Inc. Its address and telephone number are 1859 Whitney Mesa Drive, Henderson, NV 89014, (702) 818-5898.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Until its resignation on November 20, 2009, in conjunction with the sale of the majority interest in the Company, Stock Transfer Company of America, Inc., ("STCA"), a company operated by Danny Wettreich, the former President and sole director of the Company, provided services during the years ended April 2010, and 2009 as a stock transfer agent. No amounts were paid or accrued for transfer agent fees due to STCA during 2010 or 2009.

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to its former CEO and majority shareholder, then a related party, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued in substitute therefor. The July 20, 2010 Promissory
Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period May 1, 2009 through January 31, 2010, Comiskey and Co., P.C. ("Comiskey") served as the Company's principal independent registered public accounting firm. On February 2, 2010, Comiskey resigned, and the Company retained Schumacher & Associates, Inc. as its independent registered public accounting firm for the period ended April 30, 2010. Comiskey billed $2,000 for the audit of the annual financial statements for the Company for the fiscal year ended April 30, 2009. During the year ended April 30, 2009, the total fees billed for audit-related services was $0, for tax services was $0 and for other services was $0. During the year ended April 30, 2010, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                             Description
-----------                             -----------
 3.1           Certificate of Incorporation (1)
 3.2           Amended Certificate of Incorporation (1)
 3.3           By-Laws (1)
 4.1           Specimen common stock certificate (1)
10.1 Mineral Lease Agreement dated June 11, 2010 between Camelot Corporation and Timberwolf Minerals, Ltd. (2)
16.1           Letter from Comiskey & Co., P.C. dated June 9, 2010 (3)
31             Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32             Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1           Blair Junction Summary Report of Timberwolf Minerals Ltd. (2)
99.2           Blair Junction Summary and Recommendations of Timberwolf Minerals
               Ltd. (s)

----------
1. Incorporated herein by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 23, 1976.
2. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010.
3. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMELOT CORPORATION


Date: July 29, 2010                     By /s/ Jeffrey Rochlin
                                           -------------------------------------
                                           Jeffrey Rochlin
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Jeffrey Rochlin                   President, Chief Executive Officer                     July 29, 2010
---------------------------------     (Principal Executive Officer)
Jeffrey Rochlin                       (Principal Financial and Accounting Officer)



      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not furnished to its security holders an annual report covering its fiscal year ended April 30, 2010 or any proxy material with respect to any annual or other meeting of security holders, nor will the registrant furnish such material to its security holders subsequent to the filing of its annual report on this Form 10-K.