Form 10-Q
period 2010-07-31
CAMELOT CORP
filed 2010-09-14
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2010

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

                                  17 Sutton Way
                             Washington Twp NJ 07676
                    (Address of principal executive offices)

                                  201-970-4987
                         (Registrant's telephone number)

                             730 W. Randolph Street
                                Chicago, IL 60661
  (Former Address of principal executive offices, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 49,236,106 shares outstanding as of September 14, 2010.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART  I  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)...............................   3
            Balance Sheets..............................................   3
            Statements of Operations....................................   4
            Statement of Stockholders' (Deficit)........................   5
            Statements of Cash Flows....................................   6
            Notes to Financial Statements...............................   7
Item 2.  Management's Discussion and Analysis of Financial Condition
          and  Results of Operations....................................  12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....  13
Item 4.  Controls and Procedures........................................  13

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings..............................................  14
Item 1A. Risk Factors...................................................  14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  14
Item 3.  Defaults Upon Senior Securities................................  14
Item 4.  Removed and Reserved...........................................  14
Item 5.  Other Information..............................................  14
Item 6.  Exhibits.......................................................  14

         Signatures.....................................................  15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                               July 31, 2010       April 30, 2010
                                                                               -------------       --------------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $      8,233        $     13,857
  Prepaid Expenses                                                                       271                 433
                                                                                ------------        ------------
Total current assets                                                                   8,504              14,290

Other assets
  Mineral rights - leased (Note 7)                                                    11,457                  --
                                                                                ------------        ------------
Total other assets                                                                    11,457                  --
                                                                                ------------        ------------

TOTAL ASSETS                                                                    $     19,961        $     14,290
                                                                                ============        ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                              $     56,143        $     34,234
  Accrued interest payable                                                             4,850               3,095
  Advances payable, related party                                                     30,025              15,025
                                                                                ------------        ------------
TOTAL CURRENT LIABILITIES                                                             91,018              52,354

Note payable                                                                         117,000             117,000
                                                                                ------------        ------------
TOTAL LIABILITIES                                                                    208,018             169,354
                                                                                ------------        ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 4, 5, 6, 8 AND 9)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued              --                  --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   49,236,106 shares issued and outstanding                                          492,361             492,361
  Additional paid-in-capital                                                      32,377,520          32,377,520
  Accumulated deficit                                                            (33,057,938)        (33,024,945)
                                                                                ------------        ------------
Total stockholders' (deficit)                                                       (188,057)           (155,064)
                                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $     19,961        $     14,290
                                                                                ============        ============

   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                           Three Months             Three Months
                                              Ended                    Ended
                                          July 31, 2010            July 31, 2009
                                          -------------            -------------
Revenues                                  $         --             $         --

Operating Expenses
  Professional fees                             31,238                    1,810
  Other                                             --                       --
                                          ------------             ------------
TOTAL OPERATING EXPENSES                        31,238                    1,810
                                          ------------             ------------
LOSS FROM OPERATIONS                           (31,238)                  (1,810)

OTHER INCOME (EXPENSE)
  Interest (expense)                            (1,755)                      --
                                          ------------             ------------
NET LOSS                                  $    (32,993)            $     (1,810)
                                          ============             ============

Loss per share basic and diluted                  $Nil                     $Nil
                                          ============             ============
Weighted average number of
 common shares outstanding
 basic and diluted                          49,236,106               49,236,106
                                          ============             ============


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                      Statement of Stockholders' (Deficit)
                For the Period from May 1, 2008 to July 31, 2010
                                   (Unaudited)

                                                                                   Additional                       Total
                                     Preferred Stock           Common Stock         Paid-in        Accumulated   Stockholders'
                                    Shares     Amount       Shares       Amount     Capital         (Deficit)      Deficit
                                    ------     ------       ------       ------     -------         ---------      -------
BALANCE MAY 1, 2008                      -     $    --    49,236,106    $492,361   $32,374,005    $(32,978,602)   $(112,236)

Net income April 30, 2009                -          --            --          --            --           5,729        5,729
                                   -------     -------    ----------    --------   -----------    ------------    ---------
BALANCE APRIL 30, 2009                   -          --    49,236,106     492,361    32,374,005     (32,972,873)    (106,507)
                                   =======     =======    ==========    ========   ===========    ============    =========

Correction of error (Note 7)             -          --            --          --            --          (8,453)      (8,453)
                                   -------     -------    ----------    --------   -----------    ------------    ---------
Corrected balance, April 30, 2009        -          --    49,236,106     492,361    32,374,005     (32,981,326)    (114,960)
                                   =======     =======    ==========    ========   ===========    ============    =========

Contributed capital                      -          --            --          --         3,515              --        3,515

Net loss April 30, 2010                  -          --            --          --            --         (43,619)     (43,619)
                                   -------     -------    ----------    --------   -----------    ------------    ---------
BALANCE APRIL 30, 2010                   -          --    49,236,106     492,361    32,377,520     (33,024,945)    (155,064)
                                   =======     =======    ==========    ========   ===========    ============    =========

Net loss July 31, 2010                                            --          --            --         (32,993)     (32,993)
                                   -------     -------    ----------    --------   -----------    ------------    ---------

BALANCE JULY 31, 2010 (UNAUDITED)        -     $    --    49,236,106    $492,361   $32,377,520    $(33,057,938)   $(188,057)
                                   =======     =======    ==========    ========   ===========    ============    =========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months         Three Months
                                                               Ended                Ended
                                                           July 31, 2010        July 31, 2009
                                                           -------------        -------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $(32,993)            $ (1,810)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                      162                   --
    Increase in accrued interest payable                        1,755                   --
    Increase in accounts payable                               21,909                1,810
                                                             --------             --------
Net cash (used in) operating activities                        (9,167)                  --
                                                             --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights - leased                                     (11,457)                  --
                                                             --------             --------
Net cash (used in) investing activities                       (11,457)                  --
                                                             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                                  15,000                   --
                                                             --------             --------
Net cash provided by financing activities                      15,000                   --
                                                             --------             --------

Net decrease in cash and  cash equivalents                     (5,624)                  --
Cash and cash equivalents at beginning of period               13,857                   90
                                                             --------             --------
Cash and cash equivalents at end of period                   $  8,233             $     90
                                                             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                   $     --             $     --
                                                             ========             ========
  Income Taxes                                               $     --             $     --
                                                             ========             ========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                         Notes to Financial Statements
                                  July 31, 2010
                                   (Unaudited)


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

Recently the Company has formulated a business plan to investigate the possibilities of a viable mineral deposit on 10 leased mining claims located in Esmeralda County, Nevada, USA.

The Company's fiscal year end is April 30.

INTERIM FINANCIAL STATEMENTS

 The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010. REVENUE RECOGNITION

The Company has not generated any revenues since it ceased operations in 1999. It is the Company's policy that revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable, and collectability is reasonably assured.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31 and April 31, 2010.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company has not yet realized any revenue from its operations. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. Capitalized costs will be amortized using the units of production method over the estimated life of the probable reserve. To date the Company has not established any proven or probable reserves on its mineral properties. Mineral exploration costs are expensed as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, Financial Accounting Standards Board ("FASB") established the Accounting Standards Codification ("ASC") as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws area are sources of authoritative US GAAP for SEC registrants. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company's financial position, results of operations or cash flows.

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

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of July 31, 2010 and April 30, 2010, the following series of preferred stock were authorized, issued and outstanding:

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
                                                                       ======

5. RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer & majority shareholder until November 20, 2009, advanced funds to pay creditors of the Company. During the year ended April 30, 2009, a total of $99,188 was advanced and $105,287 was owed at year end. Following the end of fiscal year 2009 and prior to the sale of his common stock on November 20, 2009, Danny Wettreich advanced additional funds to pay creditors of the Company. These advances were evidenced by a Demand Promissory Note of the Company to Mr. Wettreich, which Note was sold to an outside investor on November 20, 2009. (See note 6)

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of July 31, 2010 accrued interest payable is $4,850.

7. MINERAL LEASE AGREEMENT

The company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized according to ASC 805-20-55-37. The agreement calls for a series of lease payments to be made over a 6 year period, with a right to purchase all 10 unpatented mining claims before the start of the 7th year. The Company can terminate the lease by giving Lessor a 30 day written notice.

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

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

BUSINESS AND PLAN OF OPERATION

The Company was incorporated in Colorado on September 5, 1975, and completed a public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July, 1998 all employees of Camelot were terminated. Since the fiscal year ended April 30, 1999, the Company has had no operations, and all previous business activities have been discontinued. The Company has been inactive since that time and operating as a blind pool company seeking merger opportunities. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board ("OTCBB").

The Registrant has had no success in finding companies with which to merge. The basis on which future decisions to merge with the Registrant will be the opinion of Mr. Jeffrey Rochlin, President of the Registrant, regarding primarily the quality of the businesses that are to be merged and their potential for future growth, the quality of the management of the to be merged entities, and the benefits that could accrue to the shareholders of the Registrant if the merger occurred. The Registrant has no particular advantage as a blind pool company over any other blind pool company, and there can be no guarantee that a merger will take place, or if a merger does take place that such merger will be successful or be beneficial to the shareholders of the Registrant.

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

The Company's new plan of operation is to conduct mineral exploration activities on the Property in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). This exploration program is designed to explore for commercially viable deposits of gold, silver or other valuable minerals. (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). The Company has not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our Claims. (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on its Claims.

At this time the Company is uncertain of the extent of mineral exploration it will conduct before concluding that there are, or are not, commercially viable minerals on the Claims. Further phases beyond the current exploration program will be dependent upon numerous factors such as a geologist's recommendations based upon ongoing exploration program results and the Company's available funds.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the period ending July 31, 2010 was ($9,167) compared with $0 in the comparable period of 2009. Net cash used in investing activities for the period ending July 31, 2010 was ($11,457) compared with $0 in the comparable period of 2009. Net cash provided by financing activities for the quarter ended July 31, 2010 was $15,000 compared with $0 provided in the comparable period of 2009. Cash of $8,233 for the quarter ended July 31, 2010 compares with cash of $90 at July 31, 2009.

The Company does not have any plans for capital expenditures. The Company has negligible cash resources and will experience liquidity problems over the next twelve months due to its lack of revenue unless it is able to raise funds from outside sources. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in a material way except for the mineral lease agreement described below.

The future expected costs committed for the mineral lease agreement goes as follows:
Year 2, lessee pays $15,000. Year 3, lessee pays $20,000. Year 4, lessee pays $25,000. Year 5, lessee pays $50,000, Year 6, lessee pays $50,000. Before the start of the 7th year Lessee has the right to purchase all 10 leased mining claims for a cost of $5 million. At anytime the Company can terminate the lease by giving Lessor a 30 day written notice.

RESULTS OF OPERATIONS

The Company's revenue for the period ended July 31, 2010 was $0 compared with $0 in the comparable period of 2009. Net loss for the quarter ended July 31, 2010 was ($32,993) compared with loss of $(1,810) in the comparable period of 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of July 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

a) None

b) None

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

Date: September 14, 2010            CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director