Form 10-Q
period 2010-10-31
CAMELOT CORP
filed 2010-12-02
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 49,236,106 shares outstanding as of December 2, 2010.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)...............................   3
            Balance Sheets..............................................   3
            Statements of Operations....................................   4
            Statements of Cash Flows....................................   5
            Notes to Financial Statements...............................   6
Item 2.  Management's Discussion and Analysis of Financial Condition
          and  Results of Operations....................................  10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....  11
Item 4.  Controls and Procedures........................................  11

PART II OTHER INFORMATION
Item 1.  Legal Proceedings..............................................  12
Item 1A. Risk Factors...................................................  12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....  12
Item 3.  Defaults Upon Senior Securities................................  12
Item 4.  Removed and Reserved...........................................  12
Item 5.  Other Information..............................................  12
Item 6.  Exhibits.......................................................  12

         Signatures.....................................................  13

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                               October 31, 2010        April 30, 2010
                                                                               ----------------        --------------
                                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $     17,720           $     13,857
  Prepaid Expenses                                                                        108                    433
                                                                                 ------------           ------------
TOTAL CURRENT ASSETS                                                                   17,828                 14,290

OTHER ASSETS
  Mineral rights-leased (Note 7)                                                       11,457                     --
                                                                                 ------------           ------------

TOTAL ASSETS                                                                     $     29,285           $     14,290
                                                                                 ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                               $     51,929           $     34,234
  Accrued interest payable                                                              6,605                  3,095
  Advances payable, related party                                                      50,025                 15,025
                                                                                 ------------           ------------
TOTAL CURRENT LIABILITIES                                                             108,559                 52,354

Note payable                                                                          117,000                117,000
                                                                                 ------------           ------------
TOTAL LIABILITIES                                                                     225,559                169,354
                                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued               --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
    49,236,106 shares issued and outstanding                                          492,361                492,361
  Additional paid-in-capital                                                       32,377,520             32,377,520
  Accumulated deficit                                                             (33,032,881)           (33,024,945)
  Accmulated deficit during the exploration stage                                     (33,274)                    --
                                                                                 ------------           ------------
TOTAL STOCKHOLDERS' (DEFICIT)                                                        (196,274)              (155,064)
                                                                                 ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $     29,285           $     14,290
                                                                                 ============           ============

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                        For the period
                                                                                                       from June 11,2010,
                                                                                                           (date of
                                     Six Months        Six Months      Three Months     Three Months   exploration stage)
                                       Ended             Ended            Ended            Ended            through
                                     October 31,       October 31,      October 31,      October 31,      October 31,
                                        2010              2009             2010             2009             2010
                                    ------------      ------------     ------------     ------------     ------------
Revenues                            $         --      $         --     $         --     $         --     $         --

OPERATING EXPENSES
  Professional fees                       37,300             3,330            6,299            1,520           30,307
  Other                                      400                --              163               --              246
                                    ------------      ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES                  37,700             3,330            6,462            1,520           30,553
                                    ------------      ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS            (37,700)           (3,330)          (6,462)          (1,520)         (30,553)

OTHER INCOME (EXPENSE)
  Interest (expense)                      (3,510)               --           (1,755)              --           (2,721)
  Settlement Expense                          --            (8,624)              --           (8,624)              --
                                    ------------      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                   $    (41,210)     $    (11,954)    $     (8,217)    $    (10,144)    $    (33,274)
                                    ============      ============     ============     ============     ============

Loss per share basic and diluted    $        Nil      $        Nil     $        Nil     $        Nil     $        Nil
                                    ============      ============     ============     ============     ============
Weighted average number of
 common shares outstanding
 basic and diluted                    49,236,106        49,236,106       49,236,106       49,236,106       49,236,106
                                    ============      ============     ============     ============     ============

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                For the period
                                                                                               from June 11,2010,
                                                                                                   (date of
                                                            Six Months         Six Months      exploration stage)
                                                              Ended              Ended              through
                                                            October 31,        October 31,        October 31,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $(41,210)          $(11,954)          $(33,274)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                      325                 --                271
    Increase in accrued interest payable                        3,510                 --              2,721
    Increase (decrease) in accounts payable                    17,695             11,954             19,454
                                                             --------           --------           --------
Net cash (used in) operating activities                       (19,680)                --            (10,828)
                                                             --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights- leased                                      (11,457)                --            (11,457)
                                                             --------           --------           --------
Net cash (used in) investing activities                       (11,457)                --            (11,457)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                                  35,000                 --             35,000
                                                             --------           --------           --------
Net cash provided by financing activities                      35,000                 --             35,000
                                                             --------           --------           --------

Net increase in cash and  cash equivalents                      3,863                 --             12,715

Cash and cash equivalents at beginning of period               13,857                 90              5,005
                                                             --------           --------           --------

Cash and cash equivalents at end of period                   $ 17,720           $     90           $ 17,720
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
                                   (Unaudited)


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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been made. Operating results for the six and three month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31 and April 31, 2010.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company has been in the exploration stage since June 11, 2010, and has not yet realized any revenue from its operations. Mineral property acquisition costs are initially capitalized in accordance with ASC 805-20-55-37, previously referenced as the FASB Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 930 at each fiscal quarter end. Capitalized costs will be amortized using the units of production method over the estimated life of the probable reserve. To date the Company has not established any proven or probable reserves on its mineral properties. Mineral exploration costs are expensed as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

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

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of October 31, 2010 and April 30, 2010, the following series of preferred stock were authorized, issued and outstanding:

        Series of              Number of               Number of Shares
     Preferred Stock       Shares Authorized        Issued and Outstanding
     ---------------       -----------------        ----------------------
          A                        2,000                      0
          B                       75,000                      0
          C                       50,000                      0
          D                       66,134                      0
          E                      108,056                      0
          F                       15,000                      0
          G                    1,000,000                      0
          H                    5,333,333                      0
          I                   17,000,000                      0
          J                   10,000,000                      0
          K                      412,000                      0
          L                      500,000                      0
     TOTALS                   34,561,523                      0

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

During the six months ended October 31, 2010, the company's current president advanced $35,000 to the Company, and $50,025 was owed at October 31, 2010. The advances are non interest bearing, uncollateralized, and have no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of October 31, 2010 accrued interest payable is $6,605.

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

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2010 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

On June 11, 2010, the Company entered into a Mineral Lease Agreement (the "Lease") with Timberwolf Minerals, Ltd. ("Timberwolf") to lease certain unpatented lode mining claims (the "Property") owned by Timberwolf located in
Section 2, Township 2 North, Range 38 East and Section 35, Township 3 North, Range 38 East, Mt. Diablo Meridian in Esmeralda County, Nevada subject to the terms of the Lease. The Property consists of Claims BJ 101, 103, 105, 107, 109, 110, 112, 114, 116 and 118 with BLM Serial No. NMC# Lead File 1017556 (the "Claims"). The Lease, the Blair Junction Summary Report and Recommendations were included as Exhibits 10.1, 99.1 and 99.2, respectively, to the Company's Current Report on Form 8-K dated June 11, 2010 and filed with the SEC on July 26, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six month period ending October 31, 2010 was ($19,680) compared with $0 in the comparable period of 2009. Net cash used in investing activities for the six month period ending October 31, 2010 was $(11,457) compared with $0 in the comparable period of 2009. Net cash provided by financing activities for the six month period ended October 31, 2010 was $35,000 compared with $0 provided in the comparable period of 2009. Cash of $17,720 at October 31, 2010 compares with cash of $90 at October 31, 2009.

The Company does not have any plans for capital expenditures other than the exploration costs as discussed under Plan of Operation. The Company has negligible cash resources and will experience liquidity problems over the next twelve months due to its lack of revenue unless it is able to raise funds from outside sources. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in a material way except for the mineral lease agreement described below.

The future expected cost commitment for the mineral lease agreement goes as follows: Year 2 - lessee pays $15,000. Year 3 - lessee pays $20,000. Year 4 - lessee pays $25,000. Year 5- lessee pays $50,000. Year 6 - lessee pays $50,000. Before the start of the 7th year Lessee has the right to purchase all 10 leased mining claims for a cost of $5 million. At anytime the Company can terminate the lease by giving lessor a 30-day written notice.

RESULTS OF OPERATIONS

The Company's revenue for the period ended October 31, 2010 was $0 compared with $0 in the comparable period of 2009. For the quarter ended October 31, 2010 we incurred a net loss from operations of $(6,462), and a total net loss of $(8,217). For the comparable quarter ended October 31, 2010 we incurred a net loss from operations of $(1,520) and a total net loss of $(10,144).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a). None

b). None

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

Date: December 2, 2010              CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director