Form 10-Q
period 2011-01-31
CAMELOT CORP
filed 2011-02-25
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* [ ] Yes [ ] No

* The registrant has not yet been phased into the interactive data requirements.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 49,236,106 shares outstanding as of February 25, 2011.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)...................................  3
             Balance Sheets .................................................  3
             Statements of Operations .......................................  4
             Statements of Cash Flows........................................  5
             Notes to Financial Statements...................................  6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk......... 11
Item 4.   Controls and Procedures............................................ 11

PART II OTHER INFORMATION
Item 1.   Legal Proceedings.................................................. 12
Item 1A.  Risk Factors....................................................... 12
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 12
Item 3.   Defaults Upon Senior Securities.................................... 12
Item 4.   Removed and Reserved............................................... 12
Item 5.   Other Information.................................................. 12
Item 6.   Exhibits........................................................... 12

Signature.................................................................... 13

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                                 January 31,             April 30,
                                                                                    2011                   2010
                                                                                ------------           ------------
                                                                                (Unaudited)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $     14,760           $     13,857
  Prepaid Expenses                                                                        --                    433
                                                                                ------------           ------------
Total current assets                                                                  14,760                 14,290

Other assets
Mineral rights-leased (Note 7)                                                        11,457                     --
                                                                                ------------           ------------

TOTAL ASSETS                                                                    $     26,217           $     14,290
                                                                                ============           ============

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                              $     52,817           $     34,234
  Accrued interest payable                                                            10,057                  3,095
  Advances payable, related party                                                     50,025                 15,025
                                                                                ------------           ------------
TOTAL CURRENT LIABILITIES                                                            112,899                 52,354

Note payable                                                                         117,000                117,000
                                                                                ------------           ------------
TOTAL LIABILITIES                                                                    229,899                169,354
                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued              --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   49,236,106 shares issued and outstanding                                          492,361                492,361
  Additional paid-in-capital                                                      32,377,520             32,377,520
  Accumulated deficit                                                            (33,032,881)           (33,024,945)
  Accmulated deficit during the exploration stage                                    (40,682)                    --
                                                                                ------------           ------------
Total stockholders' (deficit)                                                       (203,682)              (155,064)
                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $     26,217           $     14,290
                                                                                ============           ============

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                       For the period from
                                                                                                          June 11,2010
                                                                                                            (date of
                                       Nine Months      Nine Months     Three Months     Three Months    exploration stage)
                                         Ended            Ended            Ended            Ended            through
                                       January 31,      January 31,      January 31,      January 31,       January 31,
                                          2011             2010             2011             2010              2011
                                      ------------     ------------     ------------     ------------      ------------
Revenues                              $         --     $         --     $         --     $         --      $         --

OPERATING EXPENSES
  Professional fees                         40,896           24,253            3,596           20,923            33,903
  Other                                        760               --              360               --               606
                                      ------------     ------------     ------------     ------------      ------------
TOTAL OPERATING EXPENSES                    41,656           24,253            3,956           20,923            34,509
                                      ------------     ------------     ------------     ------------      ------------
INCOME (LOSS) FROM OPERATIONS              (41,656)         (24,253)          (3,956)         (20,923)          (34,509)

OTHER INCOME (EXPENSE)
  Interest (expense)                        (6,963)              --           (3,453)              --            (6,173)
  Settlement Expense                            --           (8,624               --               --                --
                                      ------------     ------------     ------------     ------------      ------------

NET INCOME (LOSS)                     $    (48,619)    $    (32,877)    $     (7,409)    $    (20,923)     $    (40,682)
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
                                      ============     ============     ============     ============      ============

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                             For the period from
                                                                                                June 11,2010
                                                                                                  (date of
                                                            Nine Months        Nine Months     exploration stage)
                                                              Ended              Ended             through
                                                            January 31,        January 31,        January 31,
                                                               2011               2010               2011
                                                             --------           --------           --------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $(48,619)          $(32,877)          $(40,682)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                      433                 --                379
    Increase in accrued interest payable                        6,963                 --              6,174
    Increase  in accounts payable                              18,583             32,877             20,341
                                                             --------           --------           --------
Net cash (used in) operating activities                       (22,640)                --            (13,788)
                                                             --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights - leased                                     (11,457)                --            (11,457)
                                                             --------           --------           --------
Net cash (used in) investing activities                       (11,457)                --            (11,457)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                                  35,000                 --             35,000
                                                             --------           --------           --------
Net cash provided by financing activities                      35,000                 --             35,000
                                                             --------           --------           --------

Net increase in cash and  cash equivalents                        903                 --              9,755

Cash and cash equivalents at beginning of period               13,857                 90              5,005
                                                             --------           --------           --------

Cash and cash equivalents at end of period                   $ 14,760           $     90           $ 14,760
                                                             ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                   $     --           $     --           $     --
                                                             ========           ========           ========
  Income Taxes                                               $     --           $     --           $     --
                                                             ========           ========           ========

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
                                   (Unaudited)


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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Operating results for the nine and three month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31 and April 31, 2010.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company has been in the exploration stage since June 11, 2010, and has not yet realized any revenue from its operations. Mineral property acquisition costs are initially capitalized in accordance with accounting standards. The Company assesses the carrying costs for impairment at each fiscal quarter end. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserves. To date the Company has not established any proven or probable reserves on its mineral properties. Mineral exploration costs are expensed as incurred.

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

STOCK BASED COMPENSATION

The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company did not make any option grants during 2011 or 2010, and accordingly, has not recognized any stock based compensation expense related to options.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                               Estimated                   Change in
                   Estimated NOL     NOL      Tax Benefit    Valuation     Valuation     Net Tax
Period Ending      Carry-forward   Expires     from NOL      Allowance     Allowance     Benefit
-------------      -------------   -------     --------      ---------     ---------     -------
April 30, 2010        $193,619     Various      $35,820      $(35,820)      $(8,070)      $  --
April 30, 2009        $150,000     Various      $27,750      $(27,750)      $    --       $  --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net
 operating loss carryforward                                           (15.00%)
State tax (benefit) net of federal benefit                              (3.50%)
Deferred income tax valuation allowance                                 18.50%
                                                                       ------
Actual tax rate                                                            --
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

During the nine months ended January 31, 2011, the company's current president advanced $35,000 to the company, and $50,025 was owed at January 31, 2011. The advances bear an annual interest rate of six percent. As of January 31, 2011, accrued interest payable of $1,698is owed and has no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of January 31, 2011 accrued interest payable of $8,359 is owed on this note.

7. MINERAL LEASE AGREEMENT

The company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. The agreement calls for a series of lease payments to be made over a 6 year period, with a right to purchase all 10 unpatented mining claims before the start of the 7th year. The Company can terminate the lease by giving Lessor a 30 day written notice.

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

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine month period ending January 31, 2011 was ($22,640) compared with $0 in the comparable period of 2010. Net cash used in investing activities for the nine month period ending January 31, 2011 was ($11,457) compared with $0 in the comparable period of 2010. Net cash provided by financing activities for the nine month period ended January 31, 2011 was $35,000 compared with $0 provided in the comparable period of 2010. Cash of $14,760 at January 31, 2011 compares with cash of $90 at January 31, 2010.

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

The future expected cost commitment for the mineral lease agreement goes as follows: Year 2 - lessee pays $15,000. Year 3 - lessee pays $20,000. Year 4 - lessee pays $25,000. Year 5 - lessee pays $50,000. Year 6 - lessee pays $50,000. Before the start of the 7th year Lessee has the right to purchase all 10 leased mining claims for a cost of $5 million. At anytime the Company can terminate the lease by giving lessor a 30-day written notice.

RESULTS OF OPERATIONS

The Company's revenue for the period ended January 31, 2011 was $0 compared with $0 in the comparable period of 2010. For the quarter ended January 31, 2011 we incurred a net loss from operations of $(3,956), and a total net loss of $(7,409). For the comparable quarter ended January 31, 2010 we incurred a net loss from operations of $(20,923) and a total net loss of $(20,923).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of January 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 25, 2011             CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director