Form 10-K
period 2011-04-30
CAMELOT CORP
filed 2011-07-27
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2011
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number: 000-08299

                               CAMELOT CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                          84-0691531
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         17 Sutton Way
    Washington Twp, NJ 07676                             (201) 970-4987
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X}

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ).* *The registrant has not yet been phased into the interactive data requirements. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of October 31, 2010 was approximately $194,469.

As of July 26, 2011, the registrant's outstanding common stock consisted of 2,006,528 shares.

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----
Item 1   Business                                                              3
Item 1A  Risk Factors                                                          7
Item 1B  Unresolved Staff Comments                                            13
Item 2   Properties                                                           13
Item 3   Legal Proceedings                                                    13
Item 4   Removed and Reserved                                                 13

                                     Part II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                            14
Item 6   Selected Financial Data                                              14
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14
Item 7A  Quantitative and Qualitative Disclosures About Market Risk           16
Item 8   Financial Statements and Supplementary Data                          17
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 28
Item 9A  Controls and Procedures                                              28
Item 9B  Other Information                                                    29

                                    Part III

Item 10  Directors, Executive Officers and Corporate Governance               31
Item 11  Executive Compensation                                               31
Item 12  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          32
Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         33
Item 14  Principal Accounting Fees and Services                               33

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules                              33

Signatures                                                                    34

                                     PART I

ITEM 1 BUSINESS

THE COMPANY

The Company was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of Camelot were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company. Recently the Company has formulated a business plan to investigate the possibilities of a viable mineral deposit on 10 leased mining claims located in Esmeralda County, Nevada, USA.

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

On May 12, 2010, the sole director of the Company, Danny Wettreich, appointed Jeffrey Rochlin as a director of the Company. Concurrent with said appointment, Mr. Wettreich resigned as a director, with Mr. Rochlin to serve as director until the next annual meeting of shareholders and until the election and qualification of his successor or his earlier removal or resignation. The Company reported Mr. Rochlin's appointment and Mr. Wettreich's resignation on a Current Report on Form 8-K filed with the SEC on May 12, 2010.

A special meeting of shareholders of Camelot Corporation was held on Thursday, April 28, 2011. At the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation ("Camelot Nevada") in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

On May 23, 2011, FINRA affected the Migratory Merger, and the Agreement and Plan of Merger became effective resulting in the following:

1. The adoption of the Articles of Incorporation of Camelot Nevada under the laws of the state of Nevada as the Articles of Incorporation of the Company, pursuant to which there are 150,000,000 shares of authorized capital stock, consisting of 50,000,000 shares of common stock, par value $0.01 per share (the "Camelot Nevada Common Stock"), and 100,000,000 shares of "blank check" preferred stock, par value $0.01 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications,limitations or restrictions thereof, as shall be stated in the resolutions adopted by Camelot Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof.

2. The issued and outstanding shares of Camelot Colorado Common Stock (49,236,106 shares) automatically converted into the right to receive shares of Camelot Nevada Common Stock at a ratio of one (1) share of Camelot Nevada Common Stock for each twenty-five (25) shares of Camelot Colorado Common Stock held immediately prior to the effectiveness of the Migratory Merger, provided, however, that holders of Camelot Colorado Common Stock who would receive at least one share but fewer than 100 shares of Camelot Nevada Common Stock upon conversion were rounded up so that they received 100 shares of Camelot Nevada Common Stock (the "Conversion Ratio"). No fractional shares were issued, and holders who would receive less than one share upon conversion did not receive Camelot Nevada Common Stock but will receive a cash distribution of One Dollar ($1.00) upon submission of the Shareholder Transmittal Form Requesting Cash Payment for Fractional Shares.

3. The adoption of the Bylaws of Camelot Nevada under the laws of the state of Nevada as the Bylaws of the Company. The approval of the Migratory Merger resulted in a total of 2,006,528 shares of common stock issued and outstanding at May 23, 2011. The Company's plan of operations is to conduct mineral exploration activities on the mineral claim Property, as described below, in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). This exploration program is designed to explore for commercially viable deposits of gold, silver or other valuable minerals. (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). The Company has not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our Claims. (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on its Claims.

Upon acquiring a Lease on the Property, David A. Wolfe, Professional Geologist, prepared a geologic report for the Company on the mineral exploration potential of the Claims. Mr. Wolfe was, at the time of the signing of the Lease, President of Timberwolf Minerals LTD, the company from whom the Property is leased. Included in Mr. Wolfe's report is a recommended exploration program which consists of mapping, sampling, staking additional claims and drilling. The conditions of the Lease are detailed in the section "Requirements or Conditions for Retention of Claim Rights".

At this time the Company is uncertain of the extent of mineral exploration it will conduct before concluding that there are, or are not, commercially viable minerals on the Claims. Further phases beyond the current exploration program will be dependent upon numerous factors such as Mr. Wolfe's recommendations based upon ongoing exploration program results and the Company's available funds.

ACQUISITION OF THE MINERAL CLAIM

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

The Lease grants the Company the exclusive right to explore, develop and mine the Property for minerals. Under the Lease, the Company is obligated to pay all Federal, State and County annual mining claim maintenance or rental fees and execute, record or file proof of payment of same and of Timberwolf's intention to hold the Claims.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF CLAIM RIGHTS

Upon execution of the Lease, the Company paid $11,456.50 inclusive of $1,456.50 for 2010 maintenance fees. On June 8, 2011, the Company and Timberwolf entered into an Amended Mineral Lease Agreement (the "Amended Lease"). Under the terms of the Lease and the Amended Lease, the Company paid an annual rental payment of $4,000 on the first anniversary of the Lease and is obligated to pay to Timberwolf minimum subsequent annual rental payments as follows: $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company has the right to purchase all of Timberwolf's unpatented Claims covered by the Lease and within the boundaries of the area of interest for $5,000,000 on or before the sixth anniversary of the Lease, failure of which will terminate the Lease.

PROPERTY DESCRIPTION AND LOCATION

The Property, known as the Blair Junction prospect, straddles St. Hwy. 95 on the pediment south of the Monte Cristo Range, approx. 25 west of Tonopah, Nevada. The area lies on structural trend with the closed open-pit at the Boss Mine, located 4 miles to the NE. Low-sulfidation, adularia-rich gold systems occur at the Boss Mine, at Gilbert 10 miles due N, and at the Midway deposit, located 35 miles to the ENE.

The Blair Junction epithermal system lies under portions of Sec.
1,2,3,10,11,12,13,14, & 15, T 2 N, R 38 E, and the western edges of Sec. 6,7, &
18, T 2 N, R 38.2 E. In March, 2008, Timberwolf Minerals staked 12 claims covering the SE Cor. Sec. 11 and the S portion of Sec. 12, T 2 N, R 38 E. All surrounding ground is open BLM ground.

Approximately two miles to the NE, in Sec. 4, 2N, 38.5E, is the western edge of a 4-5 mile square claim block extending northeastward.

Water for drilling must be obtained from the Tonopah Water System which is located at a group of springs, located approx. 7-8 miles east of town. Water for production would need to be from drilled production wells. Ideal geology is present with 1-2 miles up-slope from the currently defined target. Electric should be available from power lines along State Hwy 95, approx. 4-5 miles to the south. Labor is plentiful in the Tonopah and Silver Peak areas both located within 25 miles of the property. Other smaller towns are located north of Tonopah at Manhattan and Belmont as well as numerous ranches in the region.

MINERAL PROPERTY EXPLORATION

Upon acquiring a Lease on the Property, David A. Wolfe, Professional Geologist, prepared a geologic report for the Company on the mineral exploration potential of the Claims. Mr. Wolfe was, at the time of the signing of the Lease, President of Timberwolf Minerals LTD, the company from whom the Property is leased. Included in Mr. Wolfe's report is a recommended exploration program which consists of mapping, sampling, staking additional claims and drilling. The following information is from Mr. Wolfe's report:

PHASE I

In August, 2008, privately-held Union Summit Minerals of Canada leased the Blair Junction property. In September, an additional 40 claims were added and filed with Esmeralda County. The exploration target and concepts defining a drill target which are outlined in the following report on the Blair project.

The exploration target was permitted with 10 drill hole locations in October, 2008, and drilling began in early November 2008. The objective was to drill the project and evaluate results before spending the funds to file the claims with the BLM. Four holes were completed to depths of 330 ft to 540 ft. All four holes intersected fine-grained sands and thick sections of lakebed muds to total depth. The lakebed muds were weakly pyritic below 300 ft. No bedrock was encountered, nor were any quartz boulder-rich lenses.

The drilling was based primarily on the concept that the anomalous quartz-adularia-gold boulder fragments, nearly identical in nature to those found over the Midway deposit located NE of Tonopah, had moved upward from bedrock by the physical process of "selective sorting". Drill results strongly suggest that the mineralized boulder "train" was not derived from bedrock immediately below the surface concentration, but was derived from some distance up-pediment.

Additional reconnaissance mapping completed during the drill program, however, did confirm that no evidence can be found to suggest that the mineralized boulders were derived from outcrops in bedrock in the Monte Cristo Mountains to the north. More specifically, they were not derived from the Gilbert Mineral Trend where it outcrops in bedrock.

Union Summit elected not to continue the program beyond the 2008 drilling. The project did not fit their future agenda. In March 2009, Timberwolf Minerals, Ltd., staked a new block of 20 claims up-pediment from the boulder anomaly in the center of what is now projected as the source of the quartz-adularia-gold boulders. The new target is discussed below. In October, 2009, the claim block was reduced to 10 centralized claims.

PHASE I - CONCLUSIONS

The 2008 drilling results lead to the conclusion the mineralized quartz-adularia-gold boulders are derived from hidden basin-margin structures along the southern flank of the Monte Cristo mountain block. Hence, the work to date has essentially limited the potential source area to a 2.0 mile by 3.0 mile block of pediment between the float "train" boulder concentration and the outcrop edge of the mountain range to the north -- effectively reducing a large pediment area down to a reasonably-sized exploration target.

EXPLORATION TARGET -- PHASE II

The intersection of the Blair boulder train anomaly with the inferred WNW-ESE structure, and the intersection of the Gilbert Mineral Trend, roughly defines a
2.0 mile by 3.0 mile block of pediment which could host a Midway-type high-grade quartz-adularia-gold vein system, or even a Round Mountain-type bulk tonnage system. The area comprises Sections 34, 35 & 36, T. 3 N., R. 38 E. and Sections 1, 2, & 3, T. 2 N., R. 38 E. MDPM and may extend eastward into R. 38.5 E.

RECOMMENDATIONS FOR PHASE II FOLLOW-UP

Consultation with James Wright, geophysicist, who has done most of the geophysical interpretation for Newmont and Midway Gold at Midway, indicates that detailed gravity should be effective in defining the range-front structure within the target area. This could be followed by several lines of CSAMT to identify silicified structures.

The geophysics could then be followed up with 4-6 drill holes designed to test bedrock for alteration and mineralization. The purpose of the first round of drill holes is simply to establish the existence of an altered and mineralized system. Favorable results could then dictate a more thorough on-going effort in the area. With well-orchestrated planning, it is possible to complete this work before making a decision to spend the funds necessary to file the claims with the BLM.

The area can be tested with the following estimated budget, exclusive of land costs:

GRAVITY SURVEY -- 400m line spacing along pediment, 100m station
                  spacing,  2.0mi X 3.0 mi                          $  16-18,000
CSAMT -- 2 lines @ 1.5 km/line (minimum)                            $   8-10,000
TOTAL GEOPHYSICS*                                                   $  24-28,000
PERMITTING -- permit for 10 holes including permit preparation
              & bond                                                $      8,000
DRILLING --  5 holes @ 500 ft/hole @ $25/ft                         $     63,000
ASSAYING -- 200 ft/hole, 5 ft/sample, 5 holes,
            200 samples @ $35/sample                                $      7,000
GEOLOGIST -- drilling supervision, reports, etc 20 Days @ $500/D
            + $125/D expenses                                       $     12,500
SUPPLIES, WATER, BACKHOE, RECLAMATION                               $      7,600
                                                                    ------------

TOTAL ESTIMATED COST OF PROGRAM                                     $122-126,100
                                                                    ============

TOTAL ESTIMATED COST OF PROGRAM W/ SELECTIVE GRAVITY*               $    118,100
                                                                    ============

----------
* Geophysics includes interpretation reports by J. Wright. Figures could probably be reduced to $10,000 with more selective gravity line placement.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our leased property. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees and no employment agreements. Our President provides services on a consultant basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

REPORTS TO SECURITY HOLDERS

We make our financial information available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a smaller reporting company under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A RISK FACTORS

                          RISKS RELATING TO OUR COMPANY

OUR ONLY MINING PROPERTY IS ONE MINING CLAIM, THE FEASIBILITY OF WHICH HAS NOT BEEN ESTABLISHED AS WE HAVE NOT COMPLETED EXPLORATION OR OTHER WORK NECESSARY TO DETERMINE IF IT IS COMMERCIALLY FEASIBLE TO DEVELOP THE PROPERTY.

We are currently an exploration stage mining company. Our only mining asset is one mining claim on the Property. The Property does not have any proven or probable reserves. A "reserve," as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to the Property. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on the Property.

WE MAY NEVER FIND COMMERCIALLY VIABLE GOLD OR OTHER RESERVES.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR EXPLORATION ACTIVITIES, AND, IF WARRANTED, TO DEVELOP MINING OPERATIONS.

Exploration activities and, if warranted, development of the Property will involve significant expenditures. We will be required to raise significantly more capital in order to fully develop the Property for mining production assuming that economically viable reserves exist. There is no assurance that the exploration will disclose potential for mineral development and no assurance that any such development would be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing for these or other purposes, our exploration activities would be delayed or indefinitely postponed, and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on the Property, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

WE HAVE INCURRED LOSSES SINCE OUR INCORPORATION AND SINCE THE COMPANY BEGAN ITS EXPLORATION STAGE. WE MAY NEVER BE PROFITABLE WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since the Company was incorporated on September 5, 1975, we have had limited operations and incurred operating losses. As of April 30, 2011, our accumulated deficit since June 11, 2010 when we began our exploration stage is $64,743. As we are just beginning exploration activities on the Property, we expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with our exploration activities, discover economically feasible mineralization deposits and establish reserves, successfully develop the Property and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 2 of the Notes to Financial Statements included in this Report. If we are unable to continue as a going concern, investors will likely lose all of their investment in the Company.

BECAUSE WE HAVE NOT YET COMMENCED EXPLORATION OPERATIONS, EVALUATING OUR BUSINESS IS DIFFICULT.

Though the Company was incorporated on September 5, 1975 we only began the exploration stage of our business on June 11, 2010. We have not earned revenues as of the date of this Report and have incurred total losses of $64,743 from June 11, 2010 to April 30, 2011. Accordingly, our business and our future prospects cannot be evaluated due to our lack of operating history. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations. Even if we do commence operations, at present, we do not know when.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Claim and any production of minerals from the Claim, we will not be able to earn profits or continue operations.

VERY FEW MINERAL PROPERTIES ARE ULTIMATELY DEVELOPED INTO PRODUCING MINES.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Claim has no known body of commercial mineralization. Most exploration projects do not result in the discovery of commercially mineable deposits of mineralization.

Substantial expenditures are required for the Company to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that the Company will discover minerals in sufficient quantities to justify commercial operations or that it can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

HISTORICAL PRODUCTION OF MINERALS AT PROPERTIES IN THE AREA OF THE CLAIM MAY NOT BE INDICATIVE OF THE POTENTIAL FOR FUTURE DEVELOPMENT OR REVENUE.

Historical production of metals and minerals from mines in the area of the Claim cannot be relied upon as an indication that the Claim will have commercially feasible reserves. Investors in our securities should not rely on historical operations of mines in the area of the Claim as an indication that we will be able to place the Property into commercial production. We expect to incur losses unless and until such time as the Property enters into commercial production and produces sufficient revenue to fund our continuing operations.

FLUCTUATING GOLD, METAL AND MINERAL PRICES COULD NEGATIVELY IMPACT OUR BUSINESS PLAN.

The potential for profitability of our gold and other metal and mineral mining operations and the value of the Property will be directly related to the market price of gold and the metals and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

RECLAMATION OBLIGATIONS ON THE PROPERTY AND OUR MINING OPERATIONS, IF ANY, COULD REQUIRE SIGNIFICANT ADDITIONAL EXPENDITURES.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on the Property. Since we have only begun exploration activities, we cannot estimate these costs at this time. We may be required to file for a reclamation bond for any mining operations which we conduct, and the cost of such a bond will be significant. We do not currently have an estimate of the total reclamation costs for mining operations on the Property. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

TITLE TO MINERAL PROPERTIES CAN BE UNCERTAIN, AND WE ARE AT RISK OF LOSS OF OWNERSHIP OF OUR PROPERTY.

Our ability to explore and mine the Property depends on the validity of title to the Property. The Property consists of a mining claim. Unpatented mining claims are effectively only a lease from the government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on the Property. Thus, there may be challenges to the title to the Property which, if successful, could impair development and/or operations.

OUR ONGOING OPERATIONS ARE SUBJECT TO ENVIRONMENTAL RISKS, WHICH COULD EXPOSE US TO SIGNIFICANT LIABILITIES, DELAY, SUSPENSION OR TERMINATION OF OUR OPERATIONS.

Mining exploration and exploitation activities are subject to national, provincial and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to national, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

National and state agencies may initiate enforcement activities against our Company. The agencies involved, generally, can levy significant fines per day of each violation, issue and enforce orders for clean-up and removal, and enjoin ongoing and future activities. Our inability to reach acceptable agreements with agencies in question would have a material adverse effect on us and our ability to continue as a going concern.

Environmental and other legal standards imposed by national, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the Property or upon properties that we may acquire in the future caused by previous owners or operators, or that may have occurred naturally.

OUR INDUSTRY IS HIGHLY COMPETITIVE, ATTRACTIVE MINERAL LANDS ARE SCARCE AND WE MAY NOT BE ABLE TO OBTAIN QUALITY PROPERTIES OR RECRUIT AND RETAIN QUALIFIED EMPLOYEES.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in Nevada, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

BECAUSE MARKET FACTORS IN THE MINING BUSINESS ARE OUT OF OUR CONTROL, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND. The mining industry, in general, is intensely competitive and we can provide no assurance to investors that even if minerals are discovered, a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

WE DEPEND ON OUR PRINCIPAL EXECUTIVE OFFICER AND THE LOSS OF THIS INDIVIDUAL COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company is completely dependent on Jeffrey Rochlin, our President, Principal Executive Officer, Principal Financial Officer and Director. As of the date of this Report, Jeffrey Rochlin was our sole executive officer and one of our directors. The loss of his services would significantly and adversely affect our business. We have no life insurance on the life of Jeffrey Rochlin.

MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN RESOURCE EXPLORATION.

The Company's management, while experienced in business operations, has only limited experience in resource exploration. The sole executive officer of the Company has no significant technical training or experience in resource exploration or mining. The Company relies on the opinions of consulting geologists that it retains from time to time for specific exploration projects or property reviews. As a result of management's inexperience, there is a higher risk of the Company being unable to complete its business plan.

THE NATURE OF MINERAL EXPLORATION AND PRODUCTION ACTIVITIES INVOLVES A HIGH DEGREE OF RISK AND THE POSSIBILITY OF UNINSURED LOSSES THAT COULD MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

     *    economically insufficient mineralized material;

     *    fluctuations in production costs that may make mining uneconomical;

     *    labor disputes;

     *    unanticipated variations in grade and other geologic problems;

     *    environmental hazards;

     *    water conditions;

     *    difficult surface or underground conditions;

     * industrial accidents; personal injury, fire, flooding, cave-ins and landslides;

     *    metallurgical and other processing problems;

     *    mechanical and equipment performance problems; and

     * decreases in revenues and reserves due to lower gold and mineral prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS WHICH COULD REQUIRE US TO DELAY, SUSPEND OR TERMINATE FUTURE OPERATIONS ON OUR MINING PROPERTY.

Our operations, including our planned exploration activities on the Property, require permits from state and national governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Property will be adversely affected.

MINERAL EXPLORATION INVOLVES A HIGH DEGREE OF RISK AGAINST WHICH THE COMPANY IS NOT CURRENTLY INSURED.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of exploration programs. The Company has relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks, and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the Company's shares. The Company does not currently maintain insurance against environmental risks relating to the Claim.

THE COSTS TO MEET OUR REPORTING AND OTHER REQUIREMENTS AS A PUBLIC COMPANY SUBJECT TO THE SECURITIES EXCHANGE ACT OF 1934 WILL BE SUBSTANTIAL AND MAY RESULT IN US HAVING INSUFFICIENT FUNDS TO EXPAND OUR BUSINESS OR EVEN TO MEET ROUTINE BUSINESS OBLIGATIONS.

Since having become subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

                     RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON SHARES AND MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO RESELL THEIR SHARES.

Our common shares are quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules; which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common shares.

FINRA'S SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ONE SHAREHOLDER OWNS 86.46% OF OUR OUTSTANDING COMMON STOCK, WHICH LIMITS OTHER SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF ANY SHAREHOLDER VOTE.

Our sole executive officer and a director beneficially owns 86.46% of our outstanding common stock as of the date of this Report. Under our Certificate of Incorporation and the laws of the State of Nevada, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, he is able to control the outcome of shareholder votes, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

CERTAIN COMPANY ACTIONS AND THE INTERESTS OF STOCKHOLDERS MAY DIFFER.

The voting control of the Company could discourage others from initiating a potential merger, takeover or another change-of-control transaction that could be beneficial to stockholders. As a result, the value of stock could be harmed.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND WE DO NOT ANTICIPATE PAYING ANY IN THE FORESEEABLE FUTURE.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent U. S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

None.

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

     2011                                     High            Low
     ----                                     ----            ---
     First     July 31, 2010                  0.035           0.015
     Second    October 31, 2010               0.05            0.01
     Third     January 31, 2011               0.04            0.01
     Fourth    April 30, 2011                 0.06            0.015

     2010                                     High            Low
     ----                                     ----            ---
     First     July 31, 2009                  0.05            0.05
     Second    October 31, 2009               0.05            0.011
     Third     January 31, 2010               0.01            0.01
     Fourth    April 30, 2010                 0.129           0.005

As of April 30, 2011, the Company had approximately 410 shareholders of record of the Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

OVERVIEW

The Company's revenue for the period ended April 30, 2011 was $0 compared with $0 for the previous period. Net loss for the year ended April 30, 2011 was $72,679 compared with a loss for the previous year of $43,619. The loss in the current period and the previous period was principally due to ongoing expenses for a public company.

The balance sheets for the period show total assets of $18,774 compared with $14,290 for the previous period.

PLAN OF OPERATION

The Company's plan of operations is to conduct mineral exploration activities on the mineral claim Property as described below in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). This exploration program is designed to explore for commercially viable deposits of gold, silver or other valuable minerals. (Commercially viable deposits are deposits which are suitably adequate or prepared for productive use of an economically workable natural accumulation of minerals or ores). The Company has not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our Claims. (A reserve is an estimate within specified accuracy limits of the valuable metal or mineral content of known deposits that may be produced under current economic conditions and with present technology). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on its Claims.

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

EXPLORATION PROGRAM

The following exploration program has been recommended by Mr. Wolfe. At this time we do not have the available funds to commence however we expect to proceed within the next 12 months.

Consultation with James Wright, geophysicist, who has done most of the geophysical interpretation for Newmont and Midway Gold at Midway, indicates that detailed gravity should be effective in defining the range-front structure within the target area. This could be followed by several lines of CSAMT to identify silicified structures.

The geophysics could then be followed up with 4-6 drill holes designed to test bedrock for alteration and mineralization. The purpose of the first round of drill holes is simply to establish the existence of an altered and mineralized system. Favorable results would then dictate a more thorough on-going effort in the area. With well-orchestrated planning, it is possible to complete this work before making a decision to spend the funds necessary to file the claims with the BLM.

The area can be tested with the following estimated budget, exclusive of land costs:

GRAVITY SURVEY -- 400m line spacing along pediment, 100m station
                  spacing,  2.0mi X 3.0 mi                          $  16-18,000
CSAMT -- 2 lines @ 1.5 km/line (minimum)                            $   8-10,000
TOTAL GEOPHYSICS*                                                   $  24-28,000
PERMITTING -- permit for 10 holes including permit preparation
              & bond                                                $      8,000
DRILLING --  5 holes @ 500 ft/hole @ $25/ft                         $     63,000
ASSAYING -- 200 ft/hole, 5 ft/sample, 5 holes,
            200 samples @ $35/sample                                $      7,000
GEOLOGIST -- drilling supervision, reports, etc 20 Days @ $500/D
            + $125/D expenses                                       $     12,500
SUPPLIES, WATER, BACKHOE, RECLAMATION                               $      7,600
                                                                    ------------

TOTAL ESTIMATED COST OF PROGRAM                                     $122-126,100
                                                                    ============

TOTAL ESTIMATED COST OF PROGRAM W/ SELECTIVE GRAVITY*               $    118,100
                                                                    ============

----------
* Geophysics includes interpretation reports by J. Wright. Figures could probably be reduced to $10,000 with more selective gravity line placement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended April 30, 2011 was $(30,083) compared with $(15,286) in 2010. The increase was due primarily to an increase in professional fees. Net cash used by investing activities for the year ended April 30, 2011 was $(11,457) compared with $0 in 2010. The increase was due to the leased mineral property. Net cash provided by financing activities for the year ended April 30, 2011 was $35,000 compared with $29,053 in 2010, the increase was due to additional funds advanced from a related party. There is a cash balance of $7,317 as of April 30, 2011 compared with $13,857 for the previous period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms                     18

Balance Sheets                                                                19

Statements of Operations                                                      20

Statement of Changes in Stockholder's (Deficit)                               21

Statements of Cash Flows                                                      22

Notes to Financial Statements                                                 23

Report of Independent Registered Public Accounting Firm

Board of Directors
Camelot Corporation

We have audited the accompanying balance sheets of Camelot Corporation, as of April 30, 2011, and 2010 and the related statements of operations, stockholders' (Deficit), and cash flows for the year ended April 30, 2011 and 2010. These financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2011, and 2010 and the results of its operations and cash flows for the year ended April 30, 2011, and 2010 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Schumacher & Associates, Inc.
-------------------------------------------
SCHUMACHER & ASSOCIATES, INC.
Littleton, Colorado
July 25, 2011

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                               Year Ended             Year Ended
                                                                                April 30,              April 30,
                                                                                  2011                   2010
                                                                              ------------           ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                   $      7,317           $     13,857
  Prepaid Expenses                                                                      --                    433
                                                                              ------------           ------------
      TOTAL CURRENT ASSETS                                                           7,317                 14,290

Other assets
Mineral rights-leased (Note 7)                                                      11,457                     --
                                                                              ------------           ------------

      TOTAL ASSETS                                                            $     18,774           $     14,290
                                                                              ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                            $     66,948           $     34,234
  Accrued interest payable                                                          12,544                  3,095
  Advances payable, related party                                                   50,025                 15,025
                                                                              ------------           ------------
      TOTAL CURRENT LIABILITIES                                                    129,517                 52,354

Note payable                                                                       117,000                117,000
                                                                              ------------           ------------
      TOTAL LIABILITIES                                                            246,517                169,354
                                                                              ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized;
   none issued                                                                          --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   2,006,528 shares issued and outstanding at April 30,2011 and 2010                20,065                 20,065
  Additional paid-in-capital                                                    32,849,816             32,849,816
  Accumulated deficit                                                          (33,032,881)           (33,024,945)
  Accmulated deficit during the exploration stage                                  (64,743)                    --
                                                                              ------------           ------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                               (227,743)              (155,064)
                                                                              ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $     18,774           $     14,290
                                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                               For the
                                                                                             period from
                                                                                             June 11,2010,
                                                                                              (date of
                                                                                          exploration stage)
                                                           Year Ended       Year Ended         through
                                                            April 30,        April 30,         April 30,
                                                              2011             2010              2011
                                                           ----------       ----------        ----------
Revenues                                                   $       --       $       --        $       --

Operating Expenses
  Professional fees                                            57,014           36,426            51,079
  Other                                                         6,216              583             5,004
                                                           ----------       ----------        ----------
TOTAL OPERATING EXPENSES                                       63,230           37,009            56,083
                                                           ----------       ----------        ----------
(LOSS) FROM OPERATIONS                                        (63,230)         (37,009)          (56,083)

OTHER INCOME (EXPENSE)
  Interest (expense)                                           (9,449)          (6,610)           (8,660)
  Settlement Expense                                               --               --                --
                                                           ----------       ----------        ----------

NET (LOSS)                                                    (72,679)         (43,619)          (64,743)
                                                           ==========       ==========        ==========

Loss per share basic and diluted                           $    (0.04)      $    (0.02)       $    (0.03)
                                                           ==========       ==========        ==========
Weighted average number of common shares outstanding
 basic and diluted                                          2,006,528        2,006,528         2,006,528
                                                           ==========       ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                      Statement of Stockholders' (Deficit)
                For the Period from May 1, 2008 to April 30,2011

                                                                                                      Deficit
                                                                                                    Accumulated
                              Preferred Stock       Common Stock        Additional                    During       Total
                              ---------------    ------------------      Paid-in      Accumulated  Exploration  Stockholders'
                              Shares   Amount    Shares      Amount      Capital       (Deficit)      Stage       Deficit
                              ------   ------    ------      ------      -------       ---------      -----       -------
BALANCE MAY 1, 2008              --     $ --    2,006,528   $ 20,065   $32,846,301   $(32,978,602)   $     --   $ (112,236)

Net income April 30, 2009        --       --           --         --            --          5,729          --        5,729
                              -----     ----    ---------   --------   -----------   ------------    --------   ----------

BALANCE APRIL 30, 2009           --       --    2,006,528     20,065    32,846,301    (32,972,873)         --     (106,507)
                              =====     ====    =========   ========   ===========   ============    ========   ==========
Correction of error (Note 7)     --       --           --         --            --         (8,453)         --       (8,453)
                              -----     ----    ---------   --------   -----------   ------------    --------   ----------

Corrected  balance,              --       --    2,006,528     20,065    32,846,301    (32,981,326)         --     (114,960)
                              =====     ====    =========   ========   ===========   ============    ========   ==========
Contributed capital              --       --           --         --         3,515             --          --        3,515

Net loss April 30, 2010          --       --           --         --            --        (43,619)         --      (43,619)
                              -----     ----    ---------   --------   -----------   ------------    --------   ----------

BALANCE APRIL 30, 2010           --       --    2,006,528     20,065    32,849,816    (33,024,945)         --     (155,064)
                              =====     ====    =========   ========   ===========   ============    ========   ==========
Net loss April 30,2011                                 --         --            --         (7,936)    (64,743)     (72,679)
                              -----     ----    ---------   --------   -----------   ------------    --------   ----------

BALANCE APRIL 30, 2011           --     $ --    2,006,528   $ 20,065   $32,849,816   $(33,032,881)   $(64,743)  $ (227,743)
                              =====     ====    =========   ========   ===========   ============    ========   ==========


   The accompanying notes are an integral part of these financial statements.

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                          For the
                                                                                                         period from
                                                                                                        June 11,2010,
                                                                                                          (date of
                                                                                                      exploration stage)
                                                                        Year Ended       Year Ended       through
                                                                         April 30,        April 30,       April 30,
                                                                           2011             2010            2011
                                                                        ----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (72,679)      $  (43,619)     $  (64,743)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities
  Changes in operating assets and liabilities:
     Decrease prepaid expense                                                  433             (433)            379
     Increase in accrued interest payable                                    9,449            3,095           8,660
     Increase  in accounts payable                                          32,714           25,671          39,478
                                                                        ----------       ----------      ----------
           Net cash (used in) operating activities                         (30,083)         (15,286)        (16,226)
                                                                        ----------       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights - leased                                                  (11,457               --         (11,457)
                                                                        ----------       ----------      ----------
           Net cash (used in) investing activities                         (11,457)              --         (11,457)
                                                                        ----------       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital                                                            3,515
  Advances from related party                                               35,000           25,538          35,000
                                                                        ----------       ----------      ----------
           Net cash provided by financing activities                        35,000           29,053          35,000
                                                                        ----------       ----------      ----------
Net increase in cash and  cash equivalents                                  (6,540)          13,767           7,317
Cash and cash equivalents at beginning of period                            13,857               90              --
                                                                        ----------       ----------      ----------

Cash and cash equivalents at end of period                              $    7,317       $   13,857      $    7,317
                                                                        ==========       ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
2,006,528 shares issued and outstanding at April 30, 2011 and 2010

Interest                                                                $       --       $       --      $       --
                                                                        ==========       ==========      ==========
Income Taxes                                                            $       --       $       --      $       --
                                                                        ==========       ==========      ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable                                          $  117,000
                                                                                         ==========


   The accompanying notes are an integral part of these financial statements.

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011


1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Camelot Corporation, ("the Company") was incorporated under the laws of the State of Colorado on September 5, 1975. The Company was formerly a holding company but since it ceased operations in the fiscal year ended April 30, 1999, the Company has had minimal operations. All previous business activities have been discontinued. In May 2011 the Company was redomiciled to the State of Nevada as part of a Migratory Merger as discussed in Note 9 of these Notes to the Financial Statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2011.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share",which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings
(loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

STOCK BASED COMPENSATION

The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company did not issue any option grants during 2011 to employees or non-employees, and accordingly, has not recognized any stock based compensation expense related to options.

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

3. CAPITAL STOCK

COMMON STOCK

On November 20, 2009, Daniel Wettreich sold 1,734,830 (post-merger basis) shares of common stock to Jeffrey Rochlin. Following this transaction Mr. Rochlin now controls 86.46% of the presently issued and outstanding common shares of the Company. The total number of common shares authorized by the Company is 50,000,000 shares, par value $.01, of which 2,006,528 are issued and outstanding at April 30, 2011.

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of April 30, 2011 and April 30, 2010, the following series of preferred stock were authorized, issued and outstanding:

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                               Estimated                   Change in
                   Estimated NOL     NOL      Tax Benefit    Valuation     Valuation     Net Tax
Period Ending      Carry-forward   Expires     from NOL      Allowance     Allowance     Benefit
-------------      -------------   -------     --------      ---------     ---------     -------
April 30, 2011        $266,298     Various      $49,265      $(49,265)      $(13.445)     $  --
April 30, 2010        $193,619     Various      $35,820      $(35,820)      $(8,070)      $  --
April 30, 2009        $150,000     Various      $27,750      $(27,750)      $    --       $  --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net
 operating loss carryforward                                           (15.00%)
State tax (benefit) net of federal benefit                              (3.50%)
Deferred income tax valuation allowance                                 18.50%
                                                                       ------
Actual tax rate                                                             0%
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

During the year ended April 30, 2011, the company's current president advanced $35,000 to the Company, and $50,025 was owed at April 30, 2011. The advances bear an annual interest rate of six percent. As of April 30, 2011, accrued interest payable of $2,429 is owed and has no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of April 30, 2011 accrued interest payable of $10,115 is owed on this note.

7. MINERAL LEASE AGREEMENT

The company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. The agreement calls for a series of lease payments to be made over a 6 year period, with a right to purchase all 10 unpatented mining claims before the start of the 7th year. The Company can terminate the lease by giving Lessor a 30 day written notice. The following table outlines the amounts due and payable for the next 5 years.

     Lease Payment Due                     Amount of Payment
     -----------------                     -----------------
       June 8, 2012                            $  4,000
       June 8, 2013                            $ 20,000
       June 8, 2014                            $ 25,000
       June 8, 2015                            $ 50,000
       June 8, 2016                            $ 50,000
                                               --------

       TOTALS                                  $149,000
                                               ========

8. CHANGE OF CONTROL

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 1,734,830 (post-merger basis) shares of common stock of the Company, representing approximately 86.46% of the total issued and outstanding shares of common stock of the Company, for a total purchase price of $8,000.

9. SUBSEQUENT EVENTS

A Special Meeting of Shareholders of Camelot Corporation was held on Thursday, April 28, 2011. At the Special Meeting a majority of the shareholders approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation ("Camelot Colorado" or the "Company") in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") which Camelot Colorado formed for such purpose (the "Migratory Merger") in which Camelot Colorado shareholders will receive shares of Camelot Nevada Common Stock for shares of common stock held in Camelot Colorado (the "Camelot Colorado Common Stock").

On May 23, 2011 the adoption of the Agreement and Plan of Merger became effective resulting in the following which have been reflected in these financial statements:

1. The capital structure of Camelot Nevada includes total authorized capital stock of 150,000,000 shares, of which 50,000,000 are common stock, with a par value of $0.01 per share (the "Camelot Nevada Common Stock") and 100,000,000 shares are blank check preferred stock, with a par value of $0.01 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by Camelot Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof; and

2. The issued and outstanding shares of Camelot Colorado Common Stock (49,236,106 shares) automatically converted into the right to receive shares of Camelot Nevada Common Stock at a ratio of one (1) share of Camelot Nevada Common Stock for each twenty-five (25) shares of Camelot Colorado Common Stock held immediately prior to the effectiveness of the Migratory Merger, provided, however, that holders of Camelot Colorado Common Stock who would receive at least one share but fewer than 100 shares of Camelot Nevada Common Stock upon conversion were rounded up so that they received 100 shares of Camelot Nevada Common Stock (the "Conversion Ratio"). No fractional shares were issued, and holders who would receive less than one share upon conversion did not receive Camelot Nevada Common Stock but will receive a cash distribution of One Dollar ($1.00) upon submission of the Shareholder Transmittal Form Requesting Cash Payment for Fractional Shares.

The approval of the Migratory Merger resulted in a total of 2,006,528 shares of common stock issued and outstanding at May 23, 2011.

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

There have been no disagreements with the Company's principal independent registered public accounting firms for the two-year period ended April 30, 2011.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of April 30, 2011, the Company's disclosure controls and procedures were not effective.

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

Jeffrey Rochlin, our President, has conducted an assessment of our internal control over financial reporting as of April 30, 2011. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2011:

1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties. In addition, the Company does not have accounting software to prevent erroneous or unauthorized changes to previous reporting periods. The lack of effective controls resulted in deficient financial reporting which was corrected in the audit process.

2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

3. There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

On March 28, 2011, Camelot Corporation filed its definitive proxy statement with the Securities and Exchange Commission and sent such statement to its holders of common stock, notifying such holders of the special meeting of shareholders scheduled for April 28, 2011, to approve the Migratory Merger (as defined below). A special meeting of shareholders of Camelot Corporation was held on Thursday, April 28, 2011. At the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation ("Camelot Colorado" or the "Company") in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada for such purpose (the "Migratory Merger"). Pursuant to the Migratory Merger, Camelot Colorado shareholders received shares of Camelot Nevada Common Stock for shares of common stock held in Camelot Colorado (the "Camelot Colorado Common Stock") at the Conversion Ratio (as defined below).

On May 23, 2011, FINRA effected the Migratory Merger, and the Agreement and Plan of Merger became effective resulting in the following:

1. The adoption of the Articles of Incorporation of Camelot Nevada under the laws of the state of Nevada as the Articles of Incorporation of the Company, pursuant to which there are 150,000,000 shares of authorized capital stock, consisting of 50,000,000 shares of common stock, par value $0.01 per share (the "Camelot Nevada Common Stock"), and 100,000,000 shares of "blank check" preferred stock, par value $0.01 per share (the "Preferred Stock"). The Preferred Stock may be issued from time to time in one or more participating, optional, or other special rights and qualifications,limitations or restrictions thereof, as shall be stated in the resolutions adopted by Camelot Nevada's Board of Directors providing for the issuance of such Preferred Stock or series thereof.

2. The issued and outstanding shares of Camelot Colorado Common Stock (49,236,106 shares) automatically converted into the right to receive shares of Camelot Nevada Common Stock at a ratio of one (1) share of Camelot Nevada Common Stock for each twenty-five (25) shares of Camelot Colorado Common Stock held immediately prior to the effectiveness of the Migratory Merger, provided, however, that holders of Camelot Colorado Common Stock who would receive at least one share but fewer than 100 shares of Camelot Nevada Common Stock upon conversion were rounded up so that they received 100 shares of Camelot Nevada Common Stock (the "Conversion Ratio"). No fractional shares were issued, and holders who would receive less than one share upon conversion did not receive Camelot Nevada Common Stock but will receive a cash distribution of One Dollar ($1.00) upon submission of the Shareholder Transmittal Form Requesting Cash Payment for Fractional Shares.

3. The adoption of the Bylaws of Camelot Nevada under the laws of the state of Nevada as the Bylaws of the Company. The approval of the Migratory Merger resulted in a total of 2,006,528 shares of common stock issued and outstanding at May 23, 2011.

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

Name                    Age                       Position
----                    ---                       --------
Jeffrey Rochlin         41       President, Chief Executive Officer and Director

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

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                     Non-Equity    Nonqualified
                                                                      Incentive      Deferred
                                                   Stock    Option      Plan       Compensation     All Other
                                   Salary  Bonus   Awards   Awards  Compensation     Earnings     Compensation   Total
Name and Principal Position  Year   ($)     ($)      ($)     ($)         ($)           ($)            ($)         ($)
---------------------------  ----  ------  -----   ------   ------  ------------     --------     ------------   -----
Jeffrey Rochlin              2011    Nil    Nil     Nil      Nil        Nil            Nil            Nil         Nil
President,  Chief            2010    Nil    Nil     Nil      Nil        Nil            Nil            Nil         Nil
Executive Officer,
Chairman and Treasurer

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this Report with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned. The percentage of class is based on 2,006,528 shares of common stock issued and outstanding as of the date of this Report. Unless otherwise indicated, the address of each individual named below is the Company address.

    Name and Address of                        Amount of              Percentage
     Beneficial Owner                     Beneficial Ownership         of Class
     ----------------                     --------------------         --------
Jeffrey Rochlin                                1,734,830                86.46%
President, Chief Executive Officer

Directors and Executive Officers               1,734,830                86.46%

CAPITAL STOCK

The authorized capital stock of the Company is 50,000,000 shares of common stock, with a par value of $0.01 per share, and 100,000,000 shares of preferred stock, with a par value of $0.01 per share.

As of the date of this Report, there are 2,006,528 shares of common stock issued outstanding. There is no preferred stock outstanding.

As of the date of this Report, there are 410 holders of record of the Company's common stock.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to Daniel Wettreich, its former CEO and majority shareholder, then a related party, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued in substitute therefor. The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

During the year ended April 30, 2011, the company's current president advanced $35,000 to the company, and $50,025 was owed at April 30, 2011. The advances bear an annual interest rate of six percent. As of April 30, 2011, accrued interest payable of $2,429 is owed and has no specific repayment terms.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended April 30, 2011, the total fees billed for audit-related services was $5,900, for tax services was $0 and for all other services was $0.

During the year ended April 30, 2010, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                         Description
-----------                         -----------
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(1)
3.3           Articles of Incorporation - Nevada(2)
3.4           By-Laws(2)
4.1           Specimen common stock certificate(1)
10.1 Mineral Lease Agreement dated June 11, 2010 between Camelot Corporation and Timberwolf Minerals, Ltd.(3)
10.2 Amendment to Mineral Lease Agreement dated June 8, 2011 between Camelot Corporation and Timberwolf Minerals, Ltd.(2)
16.1          Letter from Comiskey & Co., P.C. dated June 9, 2010(4)
31 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Principal Executive Officer and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1          Blair Junction Summary Report of Timberwolf Minerals Ltd.(3)
99.2          Blair Junction Summary and Recommendations of Timberwolf Minerals
              Ltd.(3)

----------
1 Incorporated herein by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 23, 1976.
2 Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2011.
3 Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010.
4 Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMELOT CORPORATION


Date: July 26, 2011                     By /s/ Jeffrey Rochlin
                                           ------------------------------------
                                           Jeffrey Rochlin
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Jeffrey Rochlin                 President, Chief Executive Officer                July 26, 2011
---------------------------------   (Principal Executive Officer)
Jeffrey Rochlin                     (Principal Financial and Accounting Officer)