Form 10-Q
period 2011-07-31
CAMELOT CORP
filed 2011-09-13
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2011

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                          Commission File Number 0-8299


                               CAMELOT CORPORATION
                (Name of registrant as specified in its charter)

            Nevada                                             84-0691531
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,006,528 shares outstanding as of September 12, 2011.

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
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk......... 13
Item 4.   Controls and Procedures............................................ 13

PART II OTHER INFORMATION
Item 1.   Legal Proceedings.................................................. 13
Item 1A.  Risk Factors....................................................... 13
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........ 13
Item 3.   Defaults Upon Senior Securities.................................... 13
Item 4.   Removed and Reserved............................................... 14
Item 5.   Other Information.................................................. 14
Item 6.   Exhibits........................................................... 14

Signature.................................................................... 14

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                                 July 31,2011          April 30, 2011
                                                                                 ------------          --------------
                                                                                  (Unaudited)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $      2,831           $      7,317
  Prepaid Expenses                                                                         --                     --
                                                                                 ------------           ------------
TOTAL CURRENT ASSETS                                                                    2,831                  7,317

Other assets
Mineral rights-leased (Note 7)                                                         15,456                 11,457
                                                                                 ------------           ------------

TOTAL ASSETS                                                                     $     18,287           $     18,774
                                                                                 ============           ============

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable-non related party                                             $     74,014           $     65,294
  Accounts payable-related party                                                        1,654                  1,654
  Accrued interest payable                                                             15,055                 12,544
  Advances payable, related party                                                      50,025                 50,025
                                                                                 ------------           ------------
TOTAL CURRENT LIABILITIES                                                             140,748                129,517

Note payable                                                                          117,000                117,000
                                                                                 ------------           ------------
TOTAL LIABILITIES                                                                     257,748                246,517
                                                                                 ------------           ------------
COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued               --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   2,006,528 shares issued and outstanding                                             20,065                 20,065
  Additional paid-in-capital                                                       32,849,816             32,849,816
  Accumulated deficit                                                             (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                                    (76,461)               (64,743)
                                                                                 ------------           ------------
TOTAL STOCKHOLDERS' (DEFICIT)                                                        (239,461)              (227,743)
                                                                                 ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $     18,287           $     18,774
                                                                                 ============           ============

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                    For the period from
                                                                                        June 11,2010,
                                                                                          (date of
                                           Three Months           Three Months        exploration stage)
                                              Ended                  Ended                through
                                          July 31, 2011          July 31, 2010          July 31,2011
                                          -------------          -------------          ------------
Revenues                                  $         --           $         --           $         --

OPERATING EXPENSES
  Professional fees                              8,720                 31,238                 59,799
  Other                                            487                     --                  5,491
                                          ------------           ------------           ------------
TOTAL OPERATING EXPENSES                         9,207                 31,238                 65,290
                                          ------------           ------------           ------------
(LOSS) FROM OPERATIONS                          (9,207)               (31,238)               (65,290)

OTHER INCOME (EXPENSE)
  Interest (expense)                            (2,511)                (1,755)               (11,171)
  Settlement Expense                                --                     --                     --
                                          ------------           ------------           ------------

NET (LOSS)                                $    (11,718)          $    (32,993)          $    (76,461)
                                          ============           ============           ============

Loss per share basic and diluted          $        Nil           $        Nil           $      (0.04)
                                          ============           ============           ============
Weighted average number of
 common shares outstanding
 basic and diluted                           2,006,528             49,236,106              2,006,528
                                          ============           ============           ============

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                For the period from
                                                                                                    June 11,2010,
                                                                                                      (date of
                                                             Three Months        Three Months     exploration stage)
                                                                Ended               Ended             through
                                                            July 31, 2011       July 31, 2010       July 31,2011
                                                            -------------       -------------       ------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ (11,718)          $ (32,993)          $ (76,461)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                        --                 162                 379
    Increase in accrued interest payable                         2,512               1,755              11,172
    Increase  in accounts payable                                8,720              21,909              48,198
                                                             ---------           ---------           ---------
Net cash (used in) operating activities                           (486)             (9,167)            (16,712)
                                                             ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights-leased                                         (4,000             (11,457)            (15,457)
                                                             ---------           ---------           ---------
Net cash (used in) investing activities                         (4,000)            (11,457)            (15,457)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital                                                   --                  --                  --
  Advances from related party                                       --              15,000              35,000
                                                             ---------           ---------           ---------
Net cash provided by financing activities                           --              15,000              35,000
                                                             ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents            (4,486)             (5,624)              2,831
Cash and cash equivalents at beginning of period                 7,317              13,857                  --
                                                             ---------           ---------           ---------
Cash and cash equivalents at end of period                   $   2,831           $   8,233           $   2,831
                                                             =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                                   $      --           $      --           $      --
                                                             =========           =========           =========
  Income Taxes                                               $      --           $      --           $      --
                                                             =========           =========           =========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable                                  $ 117,000
                                                                                 =========

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2011

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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Operating results for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011.

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

STOCK BASED COMPENSATION

The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company did not make any option grants during 2011, and accordingly, has not recognized any stock based compensation expense related to options.

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

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

3. CAPITAL STOCK

COMMON STOCK

On November 20, 2009, Daniel Wettreich sold 1,734,830 (post-merger basis) shares of common stock to Jeffrey Rochlin. Following this transaction Mr. Rochlin now controls 86.83% of the presently issued and outstanding common shares of the Company. The total number of common shares authorized by the Company is 50,000,000 shares, par value $.01, of which 2,006,528 are issued and outstanding.

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of July 31, 2011 and April 30, 2011, the following series of preferred stock were authorized, issued and outstanding:

        Series of               Number of                Number of Shares
     Preferred Stock        Shares Authorized        Issued and Outstanding
     ---------------        -----------------        ----------------------
           A                      2,000                       0
           B                     75,000                       0
           C                     50,000                       0
           D                     66,134                       0
           E                    108,056                       0
           F                     15,000                       0
           G                  1,000,000                       0
           H                  5,333,333                       0
           I                 17,000,000                       0
           J                 10,000,000                       0
           K                    412,000                       0
           L                    500,000                       0
      Totals                                                  0

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                               Estimated                   Change in
                   Estimated NOL     NOL      Tax Benefit    Valuation     Valuation     Net Tax
Period Ending      Carry-forward   Expires     from NOL      Allowance     Allowance     Benefit
-------------      -------------   -------     --------      ---------     ---------     -------
April 30, 2011        $ 266,298    Various      $49,265      $(49,265)      $(13.445)     $  --
April 30, 2010        $193,619     Various      $35,820      $(35,820)      $(8,070)      $  --
April 30, 2009        $150,000     Various      $27,750      $(27,750)      $    --       $  --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net
 operating loss carryforward                                           (15.00%)
State tax (benefit) net of federal benefit                              (3.50%)
Deferred income tax valuation allowance                                 18.50%
                                                                       ------
Actual tax rate                                                            --
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

Through July 31, 2011, the company's current president has advanced the Company $50,025. The advances bear an annual interest rate of 6 percent. As of July 31, 2011, accrued interest payable of $3,185 is owed and has no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of July 31, 2011 accrued interest payable of $11,870 is owed on this note.

7. MINERAL LEASE AGREEMENT

The Company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. On June 8, 2011, the Company and Timberwolf entered into an Amended Mineral Lease Agreement (the "Amended Lease"). Under the terms of the Lease and the Amended Lease, the Company paid an annual rental payment of $4,000 on the first anniversary of the Lease, June 11, 2011, and is obligated to pay to Timberwolf minimum subsequent annual rental payments as follows: $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company has the right to purchase all of Timberwolf's unpatented Claims covered by the Lease and within the boundaries of the area of interest for $5,000,000 on or before the sixth anniversary of the Lease, failure of which will terminate the Lease. The Company can terminate the lease by giving Lessor a 30 day written notice.

8. CHANGE OF CONTROL

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 1,734,830 (post-merger basis) shares of common stock of the Company, representing approximately 86.83% of the total issued and outstanding shares of common stock of the Company, for a total purchase price of $8,000.

Upon the closing of the purchase transaction, Mr. Rochlin acquired 1,734,830 (post-merger basis) shares of common stock, or approximately 86.83% of the issued and outstanding Common Stock and attained voting control of the Company.

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2011 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three month period ending July 31, 2011 was ($486) compared with $(9,167) in the comparable period of 2010. Net cash used in investing activities for the three month period ending July 31, 2011 was ($4,000) compared with $(11,457) in the comparable period of 2010. Net cash provided by financing activities for the three month period ended July 31, 2011 was $0 compared with $15,000 provided in the comparable period of 2010. Cash of $2,831 at July 31, 2011 compares with cash of $8,233 at July 31, 2010.

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

RESULTS OF OPERATIONS

The Company's revenue for the period ended July 31, 2011 was $0 compared with $0 in the comparable period of 2010. For the quarter ended July 31, 2011 we incurred a net loss from operations of $(9,207), and a total net loss of $(11,718). For the comparable quarter ended July 31, 2010 we incurred a net loss from operations of $(31,238) and a total net loss of $(32,993).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of July 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2011            CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director