Form 10-Q
period 2011-10-31
CAMELOT CORP
filed 2011-12-12
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,006,528 shares outstanding as of December 12, 2011.

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

Signature.................................................................... 14

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                       October 31,             April 30,
                                                                          2011                   2011
                                                                      ------------           ------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $      6,976           $      7,317
  Prepaid Expenses                                                              --                     --
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                   6,976                  7,317

OTHER ASSETS
  Mineral rights-leased (Note 7)                                            15,456                 11,457
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $     22,432           $     18,774
                                                                      ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable-non related party                                  $     74,454           $     65,294
  Accounts payable-related party                                             1,654                  1,654
  Accrued interest payable                                                  17,781                 12,544
  Advances payable, related party                                           65,025                 50,025
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                            158,914                129,517

Note payable                                                               117,000                117,000
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                    275,914                246,517
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares
   authorized; none issued                                                      --                     --
  Common stock $0.01 par value; 50,000,000 shares
   authorized; 2,006,528  shares issued and outstanding                     20,065                 20,065
  Additional paid-in-capital                                            32,849,816             32,849,816
  Accumulated deficit                                                  (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                         (90,482)               (64,743)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                       (253,482)              (227,743)
                                                                      ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $     22,432           $     18,774
                                                                      ============           ============

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                           For the period from
                                                                                                              June 11,2010
                                                                                                                (date of
                                        Six Months        Six Months       Three Months     Three Months    exploration stage)
                                          Ended             Ended             Ended            Ended             through
                                        October 31,       October 31,       October 31,      October 31,        October 31,
                                           2011              2010              2011             2010               2011
                                       ------------      ------------      ------------     ------------       ------------
Revenues                               $         --      $         --      $         --     $         --       $         --

Operating Expenses
  Professional fees                          19,688            37,300            10,924            6,299             70,723
  Other                                         815               400               371              163              5,862
                                       ------------      ------------      ------------     ------------       ------------
TOTAL OPERATING EXPENSES                     20,503            37,700            11,295            6,462             76,585
                                       ------------      ------------      ------------     ------------       ------------

(LOSS) FROM OPERATIONS                      (20,503)          (37,700)          (11,295)          (6,462)           (76,585)

OTHER INCOME (EXPENSE)
  Interest (expense)                         (5,237)           (3,510)           (2,726)          (1,755)           (13,897)
  Settlement Expense                             --                --                --               --                 --
                                       ------------      ------------      ------------     ------------       ------------

NET (LOSS)                             $    (25,740)     $    (41,210)     $    (14,021)    $     (8,217)      $    (90,482)
                                       ============      ============      ============     ============       ============

Loss per share basic and diluted       $      (0.01)     $        Nil      $      (0.01)    $        Nil       $      (0.05)
                                       ============      ============      ============     ============       ============
Weighted average number of common
 shares outstanding basic and diluted     2,006,528         2,006,528         2,006,528        2,006,528          2,006,528
                                       ============      ============      ============     ============       ============

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                            For the period from
                                                                                               June 11,2010
                                                                                                 (date of
                                                             Six Months       Six Months     exploration stage)
                                                               Ended            Ended             through
                                                             October 31,      October 31,        October 31,
                                                                2011             2010               2011
                                                              --------         --------           --------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(25,740)        $(41,210)          $(90,482)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                        --              325                379
    Increase in accrued interest payable                         5,237            3,510             13,898
    Increase  in accounts payable                                9,162           17,695             48,638
                                                              --------         --------           --------
           NET CASH (USED IN) OPERATING ACTIVITIES             (11,341)         (19,680)           (27,567)
                                                              --------         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights- leased                                        (4,000          (11,457)           (15,457)
                                                              --------         --------           --------
           NET CASH (USED IN) INVESTING ACTIVITIES              (4,000)         (11,457)           (15,457)
                                                              --------         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital
  Advances from related party                                   15,000           35,000             50,000
                                                              --------         --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            15,000           35,000             50,000
                                                              --------         --------           --------

Net (decrease) in cash and  cash equivalents                      (341)           3,863              6,976
Cash and cash equivalents at beginning of period                 7,317           13,857                 --
                                                              --------         --------           --------

Cash and cash equivalents at end of period                    $  6,976         $ 17,720           $  6,976
                                                              ========         ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                                    $     --         $     --           $     --
                                                              ========         ========           ========
  Income Taxes                                                $     --         $     --           $     --
                                                              ========         ========           ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable                                $117,000
                                                                               ========

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2011

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

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Operating results for the six month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011.

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

3. CAPITAL STOCK

COMMON STOCK

On November 20, 2009, Daniel Wettreich sold 1,734,830 (post-merger basis) shares of common stock to Jeffrey Rochlin. Following this transaction Mr. Rochlin now controls 86.83% of the presently issued and outstanding common shares of the Company. The total number of common shares authorized by the Company is 50,000,000 shares, par value $.01, of which 2,006,528 are issued and outstanding as of October 31, 2011 and April 30, 2011.

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of October 31, 2011 and April 30, 2011, the following series of preferred stock were authorized, issued and outstanding:

   Series of                Number of Shares            Number of Shares
Preferred Stock                Authorized            Issued and Outstanding
---------------                ----------            ----------------------
      A                            2,000                       0
      B                           75,000                       0
      C                           50,000                       0
      D                           66,134                       0
      E                          108,056                       0
      F                           15,000                       0
      G                        1,000,000                       0
      H                        5,333,333                       0
      I                       17,000,000                       0
      J                       10,000,000                       0
      K                          412,000                       0
      L                          500,000                       0
                                 -------                      ---

Totals                        34,561,523                       0
                              ==========                      ===

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                Estimated                    Change in
                 Estimated NOL       NOL       Tax Benefit    Valuation      Valuation      Net Tax
Period Ending    Carry-forward     Expires      From NOL      Allowance      Allowance      Benefit
-------------    -------------     -------      --------      ---------      ---------      -------
April 30, 2011     $ 266,298       Various      $49,265       $(49,265)      $(13.445)      $   --
April 30, 2010     $ 193,619       Various      $ 35,820      $ (35,820)     $ (8,070)      $   --
April 30, 2009     $ 150,000       Various      $ 27,750      $ (27,750)     $     --       $   --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net
 Operating loss carryforward                                            (15.00%)
State tax (benefit) net of federal benefit                               (3.50%)
Deferred income tax valuation allowance                                  18.50%
                                                                        -------

Actual tax rate                                                              --
                                                                        =======

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

Through October 31, 2011, the company's current president has advanced the Company $65,025. The advances bear an annual interest rate of 6 percent. As of October 31, 2011, accrued interest payable of $4,157 is owed and has no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of October 31, 2011 accrued interest payable of $13,624 is owed on this note.

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

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2011 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

The area can be tested with the following estimated budget, exclusive of land costs:

GRAVITY SURVEY-400m line spacing along pediment,
 100m station spacing,  2.0mi X 3.0 mi                              $  16-18,000
CSAMT  -- 2 lines @ 1.5 km/line(minimum)                            $   8-10,000
                                                                    ------------

TOTAL GEOPHYSICS*                                                   $  24-28,000
                                                                    ============

PERMITTING -- permit for 10 holes including permit preparation
 & bond                                                             $      8,000
DRILLING --  5 holes @ 500 ft/hole @ $25/ft                         $     63,000
ASSAYING -- 200 ft/hole, 5 ft/sample, 5 holes, 200 samples
 @ $35/sample                                                       $      7,000
GEOLOGIST - drilling supervision, reports, etc 20 Days
 @ $500/D + $125/D expenses                                         $     12,500
SUPPLIES, WATER, BACKHOE, RECLAMATION                               $      7,600
                                                                    ------------

TOTAL ESTIMATED COST OF PROGRAM                                     $122-126,100
                                                                    ============

TOTAL ESTIMATED COST OF PROGRAM W/ SELECTIVE GRAVITY *              $    118,100
                                                                    ============

----------
* Geophysics includes interpretation reports by J. Wright. Figures could probably be reduced to $10,000 with more selective gravity line placement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six month period ending October 31, 2011 was $11,341 compared with $19,680 in the comparable period of 2010. Net cash used in investing activities for the six month period ending October 31, 2011 was $4,000 compared with $(11,457) in the comparable period of 2010. Net cash provided by financing activities for the six month period ended October 31, 2011 was $15,000 compared with $35,000 provided in the comparable period of 2010. Cash of $6,976 at October 31, 2011 compares with cash of $17,720 at October 31, 2010.

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

RESULTS OF OPERATIONS

The Company's revenue for the period ended October 31, 2011 was $0 compared with $0 in the comparable period of 2010. For the quarter ended October 31, 2011 we incurred a net loss from operations of $11,295, and a total net loss of $14,021. For the comparable quarter ended October 31, 2010 we incurred a net loss from operations of $6,462 and a total net loss of $8,217.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our principal executive and financial officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's principal executive and financial officer has concluded that the Company's disclosure controls and procedures were effective as of October 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

a) None

b) None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.                      Description
-----------                      -----------
3.1           Certificate of Incorporation(1)
3.2           Amended Certificate of Incorporation(1)
3.3           Articles of Incorporation - Nevada(2)
3.4           By-Laws(2)
4.1           Specimen common stock certificate(1)
10.1          Mineral Lease Agreement dated June 11, 2010 between Camelot
              Corporation and Timberwolf Minerals, Ltd.(3)
10.2          Amendment to Mineral Lease Agreement dated June 8, 2011 between
              Camelot Corporation and Timberwolf Minerals, Ltd.(2)
16.1          Letter from Comiskey & Co., P.C. dated June 9, 2010(4)
31            Certification of Principal Executive Officer and Principal
              Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002
32            Certification of Principal Executive Officer and Principal
              Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002
99.1          Blair Junction Summary Report of Timberwolf Minerals Ltd.(3)
99.2          Blair Junction Summary and Recommendations of Timberwolf Minerals
              Ltd.(3)
101           Interactive data files pursuant to Rule 405 of Regulation S-T

----------
(1) Incorporated herein by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 23, 1976.
(2) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2011.
(3) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010.
(4) Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2011             CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                        ----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director