Form 10-Q
period 2012-01-31
CAMELOT CORP
filed 2012-03-16
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2012

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                          Commission File Number 000-8299


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,006,528 shares outstanding as of March 16, 2012.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................  3
             Balance Sheets .............................................  3
             Statements of Operations ...................................  4
             Statements of Cash Flows....................................  5
             Notes to Financial Statements...............................  6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 10
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..... 12
Item 4.   Controls and Procedures........................................ 12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 13
Item 1A.  Risk Factors................................................... 13
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 13
Item 3.   Defaults Upon Senior Securities................................ 13
Item 4.   Removed and Reserved........................................... 14
Item 5.   Other Information.............................................. 14
Item 6.   Exhibits....................................................... 14

Signature................................................................ 15

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                               January 31,2012         April 30, 2011
                                                                               ---------------         --------------
                                                                                 (Unaudited)
                                       ASSETS
Current assets
  Cash and cash equivalents                                                      $      4,586           $      7,317
  Prepaid Expenses                                                                         --                     --
                                                                                 ------------           ------------
Total current assets                                                                    4,586                  7,317

Other assets
Mineral rights-leased (Note 7)                                                             --                 11,457
                                                                                 ------------           ------------

Total Assets                                                                     $      4,586           $     18,774
                                                                                 ============           ============

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
  Accounts payable-non related party                                             $     75,892           $     65,294
  Accounts payable-related party                                                        1,654                  1,654
  Accrued interest payable                                                             20,292                 12,544
  Advances payable, related party                                                      65,025                 50,025
                                                                                 ------------           ------------
TOTAL CURRENT LIABILITIES                                                             162,863                129,517

Note payable                                                                          117,000                117,000
                                                                                 ------------           ------------
TOTAL LIABILITIES                                                                     279,863                246,517
                                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized; none issued               --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   2,006,528 shares issued and outstanding                                             20,065                 20,065
  Additional paid-in-capital                                                       32,849,816             32,849,816
  Accumulated deficit                                                             (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                                   (112,277)               (64,743)
                                                                                 ------------           ------------
Total stockholders' (deficit)                                                        (275,277)              (227,743)
                                                                                 ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                    $      4,586           $     18,774
                                                                                 ============           ============

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                       For the period from
                                                                                                          June 11,2010
                                                                                                            (date of
                                      Nine Months      Nine Months     Three Months     Three Months     exploration stage)
                                        Ended            Ended            Ended            Ended             through
                                      January 31,      January 31,      January 31,      January 31,        January 31,
                                         2012             2011             2012             2011               2012
                                      ----------       ----------       ----------       ----------         ----------
Revenues                              $       --       $       --       $       --       $       --         $       --

Operating Expenses
  Professional fees                       23,404           40,896            3,717            3,596             74,440
  Other                                      924              760              110              360              5,972
                                      ----------       ----------       ----------       ----------         ----------
TOTAL OPERATING EXPENSES                  24,328           41,656            3,827            3,956             80,412
                                      ----------       ----------       ----------       ----------         ----------
 (LOSS) FROM OPERATIONS                  (24,328)         (41,656)          (3,827)          (3,956)           (80,412)

OTHER INCOME (EXPENSE)
  Interest (expense)                      (7,749)          (6,963)          (2,511)          (3,453)           (16,408)
  Cancellation of mining property
   lease (See Note 7)                    (15,457)              --          (15,457)              --            (15,457)
                                      ----------       ----------       ----------       ----------         ----------

NET (LOSS)                               (47,534)         (48,619)         (21,795)          (7,409)          (112,277)
                                      ==========       ==========       ==========       ==========         ==========

Loss per share basic and diluted      $    (0.02)      $    (0.02)      $    (0.01)      $      Nil         $    (0.06)
                                      ==========       ==========       ==========       ==========         ==========
Weighted average number of
 common shares outstanding
 basic and diluted                     2,006,528        2,006,528        2,006,528        2,006,528          2,006,528
                                      ==========       ==========       ==========       ==========         ==========

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                For the period from
                                                                                                   June 11,2010
                                                                                                     (date of
                                                           Nine Months          Nine Months       exploration stage)
                                                             Ended                Ended               through
                                                           January 31,          January 31,          January 31,
                                                              2012                 2011                 2012
                                                           ----------           ----------           ----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (47,534)          $  (48,619)          $ (112,277)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                       --                  433                  379
    Increase in mineral rights- leased                         15,457                   --               15,457
    Increase in accrued interest payable                        7,749                6,963               16,409
    Increase  in accounts payable                               6,597               18,583               46,075
                                                           ----------           ----------           ----------
Net cash (used in) operating activities                       (17,731)             (22,640)             (33,957)
                                                           ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in Mineral rights- leased                               --              (11,457)             (11,457)
                                                           ----------           ----------           ----------
Net cash (used in) investing activities                            --              (11,457)             (11,457)
                                                           ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital
  Advances from related party                                  15,000               35,000               50,000
                                                           ----------           ----------           ----------
Net cash provided by financing activities                      15,000               35,000               50,000
                                                           ----------           ----------           ----------

Net (decrease) in cash and  cash equivalents                   (2,731)                 903                4,586
Cash and cash equivalents at beginning of period                7,317               13,857                   --
                                                           ----------           ----------           ----------
Cash and cash equivalents at end of period                 $    4,586           $   14,760           $    4,586
                                                           ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                                 $       --           $       --           $       --
                                                           ==========           ==========           ==========
  Income Taxes                                             $       --           $       --           $       --
                                                           ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable                                 $  117,000
                                                                                ==========

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012

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

Our plan of operation for the next twelve months is to secure a property on which we will carry out an exploration program.

The Company's fiscal year end is April 30.

INTERIM FINANCIAL STATEMENTS

 The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature. Operating results for the nine month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended April 30, 2011.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012.

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

PREFERRED STOCK

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of January 31, 2012 and April 30, 2011, the following series of preferred stock were authorized, issued and outstanding:

   Series of                Number of Shares            Number of Shares
Preferred Stock                Authorized            Issued and Outstanding
---------------                ----------            ----------------------
      A                            2,000                       0
      B                           75,000                       0
      C                           50,000                       0
      D                           66,134                       0
      E                          108,056                       0
      F                           15,000                       0
      G                        1,000,000                       0
      H                        5,333,333                       0
      I                       17,000,000                       0
      J                       10,000,000                       0
      K                          412,000                       0
      L                          500,000                       0
                              ----------                    ----
Totals                        34,561,523                       0
                              ==========                    ====

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                Estimated                    Change in
                 Estimated NOL       NOL       Tax Benefit    Valuation      Valuation      Net Tax
Period Ending    Carry-forward     Expires      From NOL      Allowance      Allowance      Benefit
-------------    -------------     -------      --------      ---------      ---------      -------
April 30, 2011     $ 266,298       Various      $49,265       $ (49,265)     $(13,445)      $   --
April 30, 2010     $ 193,619       Various      $ 35,820      $ (35,820)     $ (8,070)      $   --
April 30, 2009     $ 150,000       Various      $ 27,750      $ (27,750)     $     --       $   --

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from
 net operating loss carryforward                                        (15.00%)
State tax (benefit) net of federal benefit                               (3.50%)
Deferred income tax valuation allowance                                  18.50%
                                                                       -------
Actual tax rate                                                             --
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

Through January 31, 2012, the company's current president has advanced the Company $65,025. The advances bear an annual interest rate of 6 percent. As of January 31, 2012, accrued interest payable of $4,913 is owed and has no specific repayment terms.

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. As of January 31, 2012 accrued interest payable of $15,379 is owed on this note.

7. MINERAL LEASE AGREEMENT

The Company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. On June 8, 2011, the Company and Timberwolf entered into an Amended Mineral Lease Agreement (the "Amended Lease"). Under the terms of the Lease and the Amended Lease, the Company paid an annual rental payment of $4,000 on the first anniversary of the Lease, June 11, 2011, and was obligated to pay to Timberwolf minimum subsequent annual rental payments as follows: $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company was able to terminate the lease by giving Lessor a 30 day written notice. In November 2011 the Company determined it was in its best interests to terminate the lease. Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program.

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

9. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

The Company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. On June 8, 2011, the Company and Timberwolf entered into an Amended Mineral Lease Agreement (the "Amended Lease"). Under the terms of the Lease and the Amended Lease, the Company paid an annual rental payment of $4,000 on the first anniversary of the Lease, June 11, 2011, and was obligated to pay to Timberwolf minimum subsequent annual rental payments as follows: $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company was able to terminate the lease by giving Lessor a 30 day written notice. In November 2011 the Company determined it was in its best interests to terminate the lease. Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program.

PLAN OF OPERATION

The Company's plan of operations is to secure abother property on which we will conduct mineral exploration activities in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit will exist on any Claim we may procure.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine month period ending January 31, 2012 was $29,188 compared with $22,640 in the comparable period of 2011. Net cash used in investing activities for the nine month period ending January 31, 2012 was $0 compared with $(11,457) in the comparable period of 2011. Net cash provided by financing activities for the nine month period ended January 31, 2012 was $15,000 compared with $35,000 provided in the comparable period of 2011. Cash of $4,586 at January 31, 2012 compares with cash of $7,317 at January 31, 2011.

The Company does not have any plans for capital expenditures other than any potential exploration costs if we are able to procure a property to carry out an exploration program. The Company has negligible cash resources and will experience liquidity problems over the next twelve months due to its lack of revenue unless it is able to raise funds from outside sources. There are no known trends, demands, commitments or events that would result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in a material way.

RESULTS OF OPERATIONS

The Company's revenue for the period ended January 31, 2012 was $0 compared with $0 in the comparable period of 2011. For the quarter ended January 31, 2012 we incurred a net loss from operations of $3,827, and a total net loss of $21,795.

For the comparable quarter ended January 31, 2011 we incurred a net loss from operations of $3,956 and a total net loss of $7,409.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of January 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Jeffrey Rochlin, our President, has conducted an assessment of our internal control over financial reporting as of January 31, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

----------
1. Incorporated herein by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 23, 1976.
2. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2011.
3. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2010.
4. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2010.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011                CAMELOT CORPORATION


                                    By: /s/ Jeffrey Rochlin
                                       -----------------------------------------
                                        Jeffrey Rochlin
                                        Principal Executive Officer
                                        Principal Financial Officer and Director