Form 10-K
period 2012-04-30
CAMELOT CORP
filed 2012-08-14
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended April 30, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number: 000-08299

                               CAMELOT CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                          84-0691531
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

        20 Joan Place
    North Haledon, NJ 07508                              (201) 410-9400
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 14, 2012, the registrant's outstanding common stock consisted of 2,006,528 shares.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     Part I

Item 1   Business                                                              3
Item 1A  Risk Factors                                                          4
Item 1B  Unresolved Staff Comments                                             9
Item 2   Properties                                                            9
Item 3   Legal Proceedings                                                     9
Item 4   Mine Safety Disclosures                                               9

                                     Part II

         Market for Registrant's Common Equity, Related Stockholder
Item 5   Matters and Issuer Purchases of Equity Securities                     9
Item 6   Selected Financial Data                                              10
         Management's Discussion and Analysis of Financial Condition and
Item 7   Results of Operations                                                10
Item 7A  Quantitative and Qualitative Disclosures About Market Risk           11
Item 8   Financial Statements and Supplementary Data                          12
         Changes in and Disagreements with Accountants on Accounting and
Item 9   Financial Disclosure                                                 23
Item 9A  Controls and Procedures                                              23
Item 9B  Other Information                                                    24

                                    Part III

Item 10  Directors, Executive Officers and Corporate Governance               25
Item 11  Executive Compensation                                               25
         Security Ownership of Certain Beneficial Owners and Management
Item 12  and Related Stockholder Matters                                      26
         Certain Relationships and Related Transactions and Director
Item 13  Independence                                                         27
Item 14  Principal Accounting Fees and Services                               27

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules                              27

Signatures                                                                    28

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

A special meeting of shareholders of Camelot Corporation was held on Thursday, April 28, 2011. At the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation ("Camelot Colorado) in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

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

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any property we may lease in the future. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover if we are able to procure a property on which we will carry out exploration activities. If we do find a property we will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in Nevada, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these property and personnel resources would have a material adverse effect on our results of operation and business.

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

Since the Company was incorporated on September 5, 1975, we have had limited operations and incurred operating losses. As of April 30, 2012, our accumulated deficit since June 11, 2010 when we began our exploration stage is $119,172. We expect to incur additional losses in the foreseeable future, and such losses may be significant. To become profitable, we must be successful in raising capital to continue with exploration activities, procure another property, discover economically feasible mineralization deposits and establish reserves, successfully develop a property and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold and mineral production, if ever. Thus, we may never be profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a long-term basis. These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 2 of the Notes to Financial Statements included in this Report. If we are unable to continue as a going concern, investors will likely lose all of their investment in the Company.

BECAUSE WE HAVE NOT YET COMMENCED EXPLORATION OPERATIONS, EVALUATING OUR BUSINESS IS DIFFICULT.

Though the Company was incorporated on September 5, 1975 we only began the exploration stage of our business on June 11, 2010. We have not earned revenues as of the date of this Report and have incurred total losses of $119,172 from June 11, 2010 to April 30, 2012. Accordingly, our business and our future prospects cannot be evaluated due to our lack of operating history. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations. Even if we do commence operations, at present, we do not know when.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of any future property we may secure and any production of minerals from the property, we will not be able to earn profits or continue operations.

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

FLUCTUATING GOLD, METAL AND MINERAL PRICES COULD NEGATIVELY IMPACT OUR BUSINESS PLAN.

The potential for profitability of our gold and other metal and mineral mining operations and the value of any future mineral property will be directly related to the market price of gold and the metals and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

OUR INDUSTRY IS HIGHLY COMPETITIVE, ATTRACTIVE MINERAL LANDS ARE SCARCE AND WE MAY NOT BE ABLE TO OBTAIN QUALITY PROPERTIES OR RECRUIT AND RETAIN QUALIFIED EMPLOYEES.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in Nevada, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our Company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these property and personnel resources would have a material adverse effect on our results of operation and business.

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

WE DEPEND ON OUR PRINCIPAL EXECUTIVE OFFICER AND THE LOSS OF THIS INDIVIDUAL COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company is completely dependent on Andrea Lucanto, our President, Principal Executive Officer, Principal Financial Officer and Director. As of the date of this Report, Andrea Lucanto was our sole executive officer and director. The loss of her services would significantly and adversely affect our business. We have no life insurance on the life of Andrea Lucanto.

MANAGEMENT HAS NO EXPERIENCE IN RESOURCE EXPLORATION.

The Company's management, while experienced in business operations, has no experience in resource exploration. The sole executive officer of the Company has no significant technical training or experience in resource exploration or mining. The Company relies on the opinions of consulting geologists that it retains from time to time for specific exploration projects or property reviews.
 As a result of management's inexperience, there is a higher risk of the Company being unable to complete its business plan.

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

OUR OPERATIONS ARE SUBJECT TO PERMITTING REQUIREMENTS WHICH COULD REQUIRE US TO DELAY, SUSPEND OR TERMINATE FUTURE OPERATIONS ON ANY MINING PROPERTY.

Our operations require permits from state and national governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Property will be adversely affected.

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

ONE SHAREHOLDER OWNS 85.23% OF OUR OUTSTANDING COMMON STOCK, WHICH LIMITS OTHER SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF ANY SHAREHOLDER VOTE.

Our sole executive officer and a director beneficially owns 85.23% of our outstanding common stock as of the date of this Report. Under our Certificate of Incorporation and the laws of the State of Nevada, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, she is able to control the outcome of shareholder votes, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

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

ITEM 3 LEGAL PROCEEDINGS.

There are no pending, nor to our knowledge threatened, legal proceedings against the Company

ITEM 4 MINE SAFETY DISCLOSURES

The Company has no disclosure to make pursuant to Section 1503 of the Dodd Frank Act, which addresses mine safety disclosures, including violations, orders, citations, notices or pending legal action under the Federal Mine Safety and Health Act of 1977.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board under the symbol "CAML". The Company's common stock was traded in the pink sheets prior thereto. The following table sets forth the quarterly high and low prices of the common stock for the last two years. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions

      2012                                    High          Low
      ----                                    ----          ---
     First        July 31, 2011               1.01          1.01
     Second       October 31, 2011            1.01          1.01
     Third        January 31, 2012            0.15          0.15
     Fourth       April 30, 2012              0.15          0.15

      2011                                    High          Low
      ----                                    ----          ---
     First        July 31, 2010              0.035         0.015
     Second       October 31, 2010            0.05          0.01
     Third        January 31, 2011            0.04          0.01
     Fourth       April 30, 2011              0.06         0.015

As of April 30, 2012, the Company had approximately 410 shareholders of record of the Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

OVERVIEW

The Company's revenue for the year ended April 30, 2012 was $0 compared with $0 for the previous period. Net loss for the year ended April 30, 2012 was $54,430 compared with a loss for the previous year of $72,679. The loss in the current year and the previous year was principally due to ongoing expenses for a public company.

The balance sheets for the period show total assets of $2,131 compared with $18,774 for the previous period.

PLAN OF OPERATION

The Company's plan of operations is to secure another property on which we will conduct mineral exploration activities in order to assess whether the Claims possess commercially exploitable mineral deposits. (Commercially exploitable mineral deposits are deposits which are suitably adequate or prepared for productive use of a natural accumulation of minerals or ores). The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit will exist on any Claim we may procure.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended April 30, 2012 was $(31,643) compared with $(30,083) in 2011. Net cash used by investing activities for the year ended April 30, 2012 was $11,457 compared with $(11,457) in 2011. The increase was due to the write off of the leased mineral property. Net cash provided by financing activities for the year ended April 30, 2012 was $15,000 compared with $35,000 in 2011, the decrease was due to lesser funds required to be advanced from a related party. There is a cash balance of $2,131 as of April 30, 2012 compared with $7,317 for 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms                    13

Balance Sheets                                                              14

Statements of Operations                                                    15

Statement of Changes in Stockholder's (Deficit)                             16

Statements of Cash Flows                                                    17

Notes to Financial Statements                                               18

             Report of Independent Registered Public Accounting Firm


Board of Directors
Camelot Corporation

We have audited the accompanying balance sheets of Camelot Corporation, as of April 30, 2012, and 2011 and the related statements of operations, stockholders' (Deficit), and cash flows for the years ended April 30, 2012 and 2011. These financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Corporation as of April 30, 2012, and 2011 and the results of its operations and cash flows for the years ended April 30, 2012, and 2011 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Schumacher & Associates, Inc.
-------------------------------------------
SCHUMACHER & ASSOCIATES, INC.
Littleton, Colorado
August 9, 2012

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                          April 30, 2012         April 30, 2011
                                                                          --------------         --------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                $      2,131           $      7,317
                                                                           ------------           ------------
TOTAL CURRENT ASSETS                                                              2,131                  7,317

OTHER ASSETS
  Mineral rights-leased (Note 7)                                                     --                 11,457
                                                                           ------------           ------------

TOTAL ASSETS                                                               $      2,131           $     18,774
                                                                           ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                         $     79,046           $     66,948
  Accrued interest payable                                                       23,232                 12,544
  Advances payable, related party                                                65,025                 50,025
                                                                           ------------           ------------
TOTAL CURRENT LIABILITIES                                                       167,303                129,517

Note payable                                                                    117,000                117,000
                                                                           ------------           ------------

TOTAL LIABILITIES                                                               284,303                246,517
                                                                           ------------           ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1,2, 4, 5, 6, 7, AND 8)

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares authorized;
   none issued                                                                       --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   2,006,528 shares issued and outstanding at April 30,2011 and 2010             20,065                 20,065
  Additional paid-in-capital                                                 32,849,816             32,849,816
  Accumulated deficit prior to exploration stage                            (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                             (119,172)               (64,743)
                                                                           ------------           ------------
Total stockholders' (deficit)                                                  (282,172)              (227,743)
                                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $      2,131           $     18,774
                                                                           ============           ============


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                                    For the period
                                                                                  from June 11, 2010
                                                                                       (date of
                                                                                   exploration stage)
                                            Year Ended           Year Ended             through
                                          April 30, 2012       April 30, 2011       April 30, 2012
                                          --------------       --------------       --------------
Revenues                                    $       --           $       --           $       --

OPERATING EXPENSES
  Professional fees                             16,655               57,014               67,733
  Other                                         11,629                6,216               16,633
                                            ----------           ----------           ----------
TOTAL OPERATING EXPENSES                        28,284               63,230               84,366
                                            ----------           ----------           ----------
(LOSS) FROM OPERATIONS                         (28,284)             (63,230)             (84,366)

OTHER INCOME (EXPENSE)
  Interest (expense)                           (10,689)              (9,449)             (19,349)
  Cancellation of Mineral Property             (15,457)                  --              (15,457)
                                            ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                   (26,146)              (9,449)             (34,806)
                                            ----------           ----------           ----------

NET (LOSS)                                  $  (54,430)          $  (72,679)          $ (119,172)
                                            ==========           ==========           ==========

Loss per share basic and diluted            $    (0.04)          $    (0.04)          $    (0.03)
                                            ==========           ==========           ==========
Weighted average number of
 common shares outstanding
 basic and diluted                           2,006,528            2,006,528            2,006,528
                                            ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                      Statement of Stockholders' (Deficit)
               For the Period from May 1, 2008 to April 30, 2012

                                                                                           Deficit         Deficit
                                                                                         Accumulated     Accumulated
                                                                          Additional      Prior to         During         Total
                               Preferred Stock         Common Stock         Paid-in      Exploration     Exploration   Stockholders'
                            Shares     Amount      Shares       Amount      Capital         Stage           Stage         Deficit
                            ------     ------      ------       ------      -------         -----           -----         -------
BALANCE MAY 1, 2008             --    $    --    2,006,528    $  20,065   $32,846,301    $(32,978,602)    $       --    $(112,236)

Net income April 30, 2009       --         --           --           --            --           5,729             --        5,729
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2009          --         --    2,006,528       20,065    32,846,301     (32,972,873)            --     (106,507)
                           =======    =======    =========    =========   ===========    ============     ==========    =========
Correction of error
 (Note 7)                       --         --           --           --            --          (8,453)            --       (8,453)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
Corrected balance,
 April 30, 2009                 --         --    2,006,528       20,065    32,846,301     (32,981,326)            --     (114,960)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Contributed capital             --         --           --           --         3,515              --             --        3,515

Net loss April 30, 2010         --         --           --           --            --         (43,619)            --      (43,619)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2010          --         --    2,006,528       20,065    32,849,816     (33,024,945)            --     (155,064)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Net loss April 30,2011                                  --           --            --          (7,936)       (64,742)     (72,678)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2011          --         --    2,006,528       20,065    32,849,816     (33,032,881)       (64,742)    (227,742)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Net loss April 30,2012                                  --           --            --              --        (54,430)     (54,430)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------

BALANCE APRIL 30, 2012          --    $    --    2,006,528       20,065    32,849,816    $(33,032,881)    $ (119,172)   $(282,172)
                           =======    =======    =========    =========   ===========    ============     ==========    =========


2,006,528  shares  issued and outstanding at April 30,2011 and 2010


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                  (An Exploration Stage Company) For the period

                                                                                                   For the period
                                                                                                 from June 11, 2010
                                                                                                      (date of
                                                                                                  exploration stage)
                                                             Year Ended          Year Ended             through
                                                           April 30, 2012      April 30, 2011       April 30, 2012
                                                             ---------           ---------           ---------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  54,430)          $ (72,679)          $(119,173)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                        --                 433                 379
    Increase in accrued interest payable                        10,689               9,449              19,349
    Increase  in accounts payable                               12,098              32,714              51,576
                                                             ---------           ---------           ---------
Net cash (used in) operating activities                        (31,643)            (30,083)            (47,869)
                                                             ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights- leased                                        11,457             (11,457)                 --
                                                             ---------           ---------           ---------
Net cash (used in) investing activities                         11,457             (11,457)                 --
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital                                                   --                  --                  --
  Advances from related party                                   15,000              35,000              50,000
                                                             ---------           ---------           ---------
Net cash provided by financing activities                       15,000              35,000              50,000
                                                             ---------           ---------           ---------

Net increase in cash and  cash equivalents                      (5,186)             (6,540)              2,131
Cash and cash equivalents at beginning of period                 7,317              13,857               7,317
                                                             ---------           ---------           ---------

Cash and cash equivalents at end of period                   $   2,131           $   7,317           $   9,448
                                                             =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

2,006,528 shares issued and outstanding at
April 30, 2012 and 2011
  Interest                                                   $      --           $      --           $      --
                                                             =========           =========           =========
  Income Taxes                                               $      --           $      --           $      --
                                                             =========           =========           =========


   The accompanying notes are an integral part of these financial statements

                               Camelot Corporation
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012


1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Camelot Corporation was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses.

The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of Camelot were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company. On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board ("OTCBB").

A special meeting of shareholders of Camelot Corporation was held on Thursday, April 28, 2011. At the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation ("Camelot Colorado") in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2012.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings
(loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Stock based Compensation

The Company accounts for common stock issued to employees for services based on the fair value of the instruments issued, and accounts for common stock issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company did not make any option grants during 2011 or 2012, and accordingly, has not recognized any stock based compensation expense related to options.

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

3. CAPITAL STOCK

Common Stock

On November 20, 2009, Daniel Wettreich sold 1,710,152 (post-merger basis) shares of common stock to Jeffrey Rochlin. Following this transaction Mr. Rochlin controlled 85.23% of the issued and outstanding common shares of the Company. The total number of common shares authorized by the Company is 50,000,000 shares, par value $.01, of which 2,006,528 are issued and outstanding.

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

Preferred Stock

The Company has 100,000,000 authorized shares of $.01 par value preferred stock with rights and preferences as designated by the board of directors at the time of issuance. As of April 30, 2012, there were no preferred stock shares issued or outstanding.

4. INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's prior deferred tax assets consisted entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carryforwards were not used and as per the Internal Revenue code are severely restricted to the Company due to the recent change in ownership. No tax returns have been filed and all years are subject to IRS audit. No penalties and/or interest have been accrued.

5. RELATED PARTY TRANSACTIONS

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

Through April 30, 2012, the company's former President has advanced the Company $65,025. The advances bear an annual interest rate of 6 percent and have no specific repayment terms. During the year ended April 30, 2012 the Company recorded accrued interest payable of $3,669

6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the year ended April 30, 2012 the Company recorded accrued interest payable of $7,020.

7. MINERAL LEASE AGREEMENT

The Company entered into a mineral lease agreement with Timberwolf Minerals, Ltd. on June 11, 2010. The cost of the initial lease payment was capitalized in accordance with accounting standards. On June 8, 2011, the Company and Timberwolf entered into an Amended Mineral Lease Agreement (the "Amended Lease"). Under the terms of the Lease and the Amended Lease, the Company paid an annual rental payment of $4,000 on the first anniversary of the Lease, June 11, 2011, and was obligated to pay to Timberwolf minimum subsequent annual rental payments as follows: $20,000 on or before the second anniversary of the Lease, $25,000 on or before the third anniversary of the Lease, $50,000 on or before the fourth anniversary of the Lease and $50,000 on or before the fifth anniversary of the Lease. The Company was able to terminate the lease by giving Lessor a 30 day written notice. In November 2011 the Company determined it was in its best interests to terminate the lease. For the year ended April 30, 2012 the Company recorded a loss of $15,457 for the cancellation of the mineral lease agreement. Our plan of operation for the next twelve months is to secure another property on which we will carry out a new exploration program.

8. CHANGE OF CONTROL

On November 20, 2009, Jeffrey Rochlin entered into a Stock Purchase Agreement with Danny Wettreich pursuant to which Mr. Wettreich sold 1,710,152 (post-merger basis) shares of common stock of the Company, representing approximately 85.53% of the total issued and outstanding shares of common stock of the Company, for a total purchase price of $8,000.

Upon the closing of the purchase transaction, Mr. Rochlin acquired 1,710,152 (post-merger basis) shares of common stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of the Company.

On May 5, 2012, Andrea Lucanto entered into a Stock Purchase Agreement with Jeffrey Rochlin pursuant to which Mr. Rochlin sold 1,710,152 shares of Common Stock of Camelot Corporation, a Nevada corporation, representing approximately 85.23% of the total issued and outstanding shares of Common Stock of Camelot Corporation, for a total purchase price of $5,000.

Upon the closing of the Stock Purchase Agreement, Ms. Lucanto acquired 1,710,152 shares of Common Stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of Camelot Corporation.

9. SUBSEQUENT EVENTS

On May 3, 2012, Jeffrey Rochlin resigned as sole Officer and sole Director of the Company. Additionally, effective May 3, 2012, Ms. Andrea Lucanto was appointed sole Officer and sole Director of the Company.

On May 5, 2012, Andrea Lucanto entered into a Stock Purchase Agreement with Jeffrey Rochlin pursuant to which Mr. Rochlin sold 1,710,152 shares of Common Stock of Camelot Corporation, a Nevada corporation, representing approximately 85.23% of the total issued and outstanding shares of Common Stock of Camelot Corporation, for a total purchase price of $5,000. Upon the closing of the Stock Purchase Agreement, Ms. Lucanto acquired 1,710,152 shares of Common Stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of Camelot Corporation.

The Company has evaluated events subsequent to April 30, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events, other than noted above, occurred that require recognition or disclosure in the financial statements.

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

There have been no disagreements with the Company's principal independent registered public accounting firms for the two-year period ended April 30, 2012.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of April 30, 2012, the Company's disclosure controls and procedures were not effective.

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

Andrea Lucanto, our President, has conducted an assessment of our internal control over financial reporting as of April 30, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public
Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

SUBSEQUENT EVENTS

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

On May 3, 2012, Jeffrey Rochlin resigned as sole Officer and sole Director of the Company. Additionally, effective May 3, 2012, Ms. Andrea Lucanto was appointed sole Officer and sole Director of the Company.

Ms. Lucanto has a Bachelor's Degree in Sociology and Criminal Justice from William Paterson University, Wayne NJ. She has been an independent business consultant for the past eight years. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Lucanto also has experience in various industries in the areas of marketing, sales and finance. For several years she assisted the Regional Sales Manager of Washington Mutual Financial Services and most recently was involved in sales and marketing for a charter jet company in New York.

CHANGE IN CONTROL OF REGISTRANT

On May 5, 2012, Andrea Lucanto (the "Purchaser"), entered into a Stock Purchase Agreement (the "Purchase") with Jeffrey Rochlin (the "Seller") pursuant to which the Seller sold 1,710,152 shares of Common Stock of Camelot Corporation, a Nevada corporation (the "Company"), representing approximately 85.23% of the total issued and outstanding shares of Common Stock of the Company, for a total purchase price of $5,000.

Upon the closing of the Purchase, the Purchaser acquired 1,710,152 shares of Common Stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of the Company.

                                    PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages and positions held by the directors and executive officers as of the date of this Report are as follows:

     Name              Age                           Position
     ----              ---                           --------
Andrea Lucanto         40       President, Chief Executive Officer and Director

Ms. Lucanto has a Bachelor's Degree in Sociology and Criminal Justice from William Paterson University, Wayne NJ. She has been an independent business consultant for the past eight years. Her experience includes working with management of privately-held companies to maximize productivity as well as general corporate matters. Ms. Lucanto also has experience in various industries in the areas of marketing, sales and finance. For several years she assisted the Regional Sales Manager of Washington Mutual Financial Services and most recently was involved in sales and marketing for a charter jet company in New York.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation earned by the Company's principal executive officer who was serving as executive officers as of the date of this Report.

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                     Non-Equity    Nonqualified
                                                                      Incentive      Deferred
                                                   Stock    Option      Plan       Compensation     All Other
                                   Salary  Bonus   Awards   Awards  Compensation     Earnings     Compensation   Total
Name and Principal Position  Year   ($)     ($)      ($)     ($)         ($)           ($)            ($)         ($)
---------------------------  ----  ------  -----   ------   ------  ------------     --------     ------------   -----
Andrea Lucanto,              2012    Nil    Nil     Nil      Nil        Nil            Nil            Nil         Nil
President,  Chief
Executive Officer,
Chairman and Treasurer

Jeffrey Rochlin              2012    Nil    Nil     Nil      Nil        Nil            Nil            Nil         Nil
Former President,  Chief     2011    Nil    Nil     Nil      Nil        Nil            Nil            Nil         Nil
Executive Officer,
Chairman and Treasurer

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

    Name and Address of                        Amount of              Percentage
     Beneficial Owner                     Beneficial Ownership         of Class
     ----------------                     --------------------         --------
Andrea Lucanto
President, Chief Executive Officer             1,710,152                85.23%

Directors and Executive Officers
 as a Group (1 person)                         1,710,152                85.23%

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

During the year ended April 30, 2011, the company's former president, Jeffrey Rochlin, advanced $15,000 to the company, and a total of $65,025 was owed to him at April 30, 2012. The advances bear an annual interest rate of six percent and have no specific terms of repayment. During the year ended April 30, 2012 the Company recorded accrued interest payable of $3,455.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended April 30, 2012, the total fees billed for audit-related services was $12,500, for tax services was $0 and for all other services was $0.

During the year ended April 30, 2011, the total fees billed for audit-related services was $11,500 for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                        Description
-----------                        -----------
   3.1         Certificate of Incorporation (1)
   3.2         Amended Certificate of Incorporation (1)
   3.3         Articles of Incorporation - Nevada (2)
   3.4         By-Laws (2)
   4.1         Specimen common stock certificate (1)
   10.1        Mineral  Lease  Agreement  dated June 11,  2010  between  Camelot
               Corporation and Timberwolf Minerals, Ltd. (3)
   10.2        Amendment to Mineral Lease  Agreement  dated June 8, 2011 between
               Camelot Corporation and Timberwolf Minerals, Ltd. (2)
   16.1        Letter from Comiskey & Co., P.C. dated June 9, 2010 (4)
   31          Certification  of  Principal   Executive  Officer  and  Principal
               Financial  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
               Act of 2002
   32          Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer to 18 U.S.C.  Section 1350, as Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002
   99.1        Blair Junction Summary Report of Timberwolf Minerals Ltd. (3)
   99.2        Blair Junction Summary and Recommendations of Timberwolf Minerals
               Ltd. (3)
   101*        Interactive data files pursuant to Rule 405 of Regulation S-T

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

----------
*    To be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMELOT CORPORATION


Date: August 14, 2012                     By /s/ Andrea Lucanto
                                           ------------------------------------
                                           Andrea Lucanto
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Andrea Lucanto          President, Chief Executive Officer   August 14, 2012
--------------------------- (Principal Executive Officer)
Andrea Lucanto              (Principal Financial and
                            Accounting Officer)