Form 10-K/A
period 2012-04-30
CAMELOT CORP
filed 2012-08-28
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

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
                                                                           ============           ============


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                                    For the period
                                                                                  from June 11, 2010
                                                                                       (date of
                                                                                   exploration stage)
                                            Year Ended           Year Ended             through
                                          April 30, 2012       April 30, 2011       April 30, 2012
                                          --------------       --------------       --------------
Revenues                                    $       --           $       --           $       --

OPERATING EXPENSES
  Professional fees                             16,655               57,014               67,733
  Other                                         11,628                6,216               16,633
                                            ----------           ----------           ----------
TOTAL OPERATING EXPENSES                        28,283               63,230               84,366
                                            ----------           ----------           ----------
(LOSS) FROM OPERATIONS                         (28,283)             (63,230)             (84,366)

OTHER INCOME (EXPENSE)
  Interest (expense)                           (10,689)              (9,449)             (19,349)
  Cancellation of Mineral Property             (15,457)                  --              (15,457)
                                            ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                   (26,146)              (9,449)             (34,806)
                                            ----------           ----------           ----------

NET (LOSS)                                  $  (54,429)          $  (72,679)          $ (119,172)
                                            ==========           ==========           ==========

Loss per share basic and diluted            $    (0.04)          $    (0.04)          $    (0.03)
                                            ==========           ==========           ==========
Weighted average number of
 common shares outstanding
 basic and diluted                           2,006,528            2,006,528            2,006,528
                                            ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                      Statement of Stockholders' (Deficit)
               For the Period from May 1, 2008 to April 30, 2012

                                                                                           Deficit         Deficit
                                                                                         Accumulated     Accumulated
                                                                          Additional      Prior to         During         Total
                               Preferred Stock         Common Stock         Paid-in      Exploration     Exploration   Stockholders'
                            Shares     Amount      Shares       Amount      Capital         Stage           Stage         Deficit
                            ------     ------      ------       ------      -------         -----           -----         -------
BALANCE MAY 1, 2008             --    $    --    2,006,528    $  20,065   $32,846,301    $(32,978,602)    $       --    $(112,236)

Net income April 30, 2009       --         --           --           --            --           5,729             --        5,729
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2009          --         --    2,006,528       20,065    32,846,301     (32,972,873)            --     (106,507)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Correction of error             --         --           --           --            --          (8,453)            --       (8,453)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
Corrected balance,
 April 30, 2009                 --         --    2,006,528       20,065    32,846,301     (32,981,326)            --     (114,960)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Contributed capital             --         --           --           --         3,515              --             --        3,515

Net loss April 30, 2010         --         --           --           --            --         (43,619)            --      (43,619)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2010          --         --    2,006,528       20,065    32,849,816     (33,024,945)            --     (155,064)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Net loss April 30,2011                                  --           --            --          (7,936)       (64,743)     (72,679)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------
BALANCE APRIL 30, 2011          --         --    2,006,528       20,065    32,849,816     (33,032,881)       (64,743)    (227,743)
                           =======    =======    =========    =========   ===========    ============     ==========    =========

Net loss April 30,2012                                  --           --            --              --        (54,429)     (54,429)
                           -------    -------    ---------    ---------   -----------    ------------     ----------    ---------

BALANCE APRIL 30, 2012          --    $    --    2,006,528       20,065    32,849,816    $(33,032,881)    $ (119,172)   $(282,172)
                           =======    =======    =========    =========   ===========    ============     ==========    =========


2,006,528  shares  issued and outstanding at April 30,2011 and 2010


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                  (An Exploration Stage Company) For the period

                                                                                                   For the period
                                                                                                 from June 11, 2010
                                                                                                      (date of
                                                                                                  exploration stage)
                                                             Year Ended          Year Ended             through
                                                           April 30, 2012      April 30, 2011       April 30, 2012
                                                             ---------           ---------           ---------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ (54,429)          $ (72,679)          $(119,172)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                        --                 433                 379
    Increase in accrued interest payable                        10,689               9,449              19,349
    Increase  in accounts payable                               12,097              32,714              51,575
                                                             ---------           ---------           ---------
Net cash (used in) operating activities                        (31,643)            (30,083)            (47,869)
                                                             ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights- leased                                        11,457             (11,457)                 --
                                                             ---------           ---------           ---------
Net cash (used in) investing activities                         11,457             (11,457)                 --
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Paid in capital                                                   --                  --                  --
  Advances from related party                                   15,000              35,000              50,000
                                                             ---------           ---------           ---------
Net cash provided by financing activities                       15,000              35,000              50,000
                                                             ---------           ---------           ---------

Net increase in cash and  cash equivalents                      (5,186)             (6,540)              2,131
Cash and cash equivalents at beginning of period                 7,317              13,857                  --
                                                             ---------           ---------           ---------

Cash and cash equivalents at end of period                   $   2,131           $   7,317           $   2,131
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

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.                        Description
-----------                        -----------
   3.1         Certificate of Incorporation (1)
   3.2         Amended Certificate of Incorporation (1)
   3.3         Articles of Incorporation - Nevada (2)
   3.4         By-Laws (2)
   4.1         Specimen common stock certificate (1)
   10.1        Mineral  Lease  Agreement  dated June 11,  2010  between  Camelot
               Corporation and Timberwolf Minerals, Ltd. (3)
   10.2        Amendment to Mineral Lease  Agreement  dated June 8, 2011 between
               Camelot Corporation and Timberwolf Minerals, Ltd. (2)
   16.1        Letter from Comiskey & Co., P.C. dated June 9, 2010 (4)
   31          Certification  of  Principal   Executive  Officer  and  Principal
               Financial  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
               Act of 2002
   32          Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer to 18 U.S.C.  Section 1350, as Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002
   99.1        Blair Junction Summary Report of Timberwolf Minerals Ltd. (3)
   99.2        Blair Junction Summary and Recommendations of Timberwolf Minerals
               Ltd. (3)
   101         Interactive data files pursuant to Rule 405 of Regulation S-T

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

                                        CAMELOT CORPORATION


Date: August 28, 2012                     By /s/ Andrea Lucanto
                                           ------------------------------------
                                           Andrea Lucanto
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Andrea Lucanto          President, Chief Executive Officer   August 28, 2012
--------------------------- (Principal Executive Officer)
Andrea Lucanto              (Principal Financial and
                            Accounting Officer)