Form 10-Q
period 2012-07-31
CAMELOT CORP
filed 2012-10-03
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2012

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

                                  20 Joan Place
                             North Haledon, NJ 07508
                    (Address of principal executive offices)

                                  201-410-9400
                         (Registrant's telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,080,873 shares outstanding as of October 3, 2012.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................  3
             Balance Sheets .............................................  3
             Statements of Operations ...................................  4
             Statements of Cash Flows....................................  5
             Notes to Financial Statements...............................  6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  8
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..... 10
Item 4.   Controls and Procedures........................................ 10

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 12
Item 1A.  Risk Factors................................................... 12
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 12
Item 3.   Defaults Upon Senior Securities................................ 12
Item 4.   Mine Safety Disclosures........................................ 12
Item 5.   Other Information.............................................. 12
Item 6.   Exhibits....................................................... 13

Signature................................................................ 14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                       July 31, 2012          April 30, 2012
                                                                       -------------          --------------
                                                                        (Unaudited)             (Audited)
                                     ASSETS

Current assets
  Cash and cash equivalents                                            $        319           $      2,131
                                                                       ------------           ------------
Total current assets                                                            319                  2,131

Other assets
Mineral rights-leased                                                            --                     --
                                                                       ------------           ------------

TOTAL ASSETS                                                           $        319           $      2,131
                                                                       ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                     $     89,046           $     79,046
  Accrued interest payable                                                   25,958                 23,232
  Advances payable, related party                                            65,025                 65,025
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                   180,029                167,303

Note payable                                                                117,000                117,000
                                                                       ------------           ------------

TOTAL LIABILITIES                                                           297,029                284,303
                                                                       ------------           ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares
   authorized; none issued                                                       --                     --
  Common stock $0.01 par value; 50,000,000 shares authorized;
   2,006,528 shares issued and outstanding at
   July 31, 2012 and April 30, 2012                                          20,065                 20,065
  Additional paid-in-capital                                             32,849,816             32,849,816
  Accumulated deficit prior to exploration stage                        (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                         (133,710)              (119,172)
                                                                       ------------           ------------
Total stockholders' (deficit)                                              (296,710)              (282,172)
                                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $        319           $      2,131
                                                                       ============           ============



   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)

                                                                                    For the period from
                                                                                       June 11, 2010
                                                                                         (date of
                                                                                     exploration stage)
                                          3 Months Ended        3 Months Ended            through
                                           July 31, 2012         July 31, 2011         July 31, 2012
                                           -------------         -------------         -------------
Revenues                                    $        --           $        --           $        --

Operating Expenses
  Professional fees                                  --                   444                67,733
  Other                                          11,812                 8,763                27,656
                                            -----------           -----------           -----------
TOTAL OPERATING EXPENSES                         11,812                 9,207                95,389
                                            -----------           -----------           -----------

(LOSS) FROM OPERATIONS                          (11,812)               (9,207)              (95,389)

OTHER INCOME (EXPENSE)
  Interest (expense)                             (2,726)               (2,511)              (22,864)
  Cancellation of Mineral Property                   --                    --               (15,457)
                                            -----------           -----------           -----------
TOTAL OTHER INCOME (EXPENSE)                     (2,726)               (2,511)              (38,321)
                                            -----------           -----------           -----------

NET (LOSS)                                  $   (14,538)          $   (11,718)          $  (133,710)
                                            ===========           ===========           ===========

Loss per share basic and diluted            $     (0.01)          $     (0.04)          $     (0.03)
                                            ===========           ===========           ===========
Weighted average number of
 common shares outstanding
 basic and diluted                            2,006,528             2,006,528             2,006,528
                                            ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)

                                                                                                  For the period from
                                                                                                     June 11, 2010
                                                                                                       (date of
                                                                                                   exploration stage)
                                                        3 Months Ended        3 Months Ended            through
                                                         July 31, 2012         July 31, 2011         July 31, 2012
                                                         -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ (14,538)            $ (11,718)            $(133,710)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                      --                    --                   433
    Increase in accrued interest payable                       2,726                 2,511                22,864
    Increase (decrease) in accounts payable                   10,000                 8,721                60,486
                                                           ---------             ---------             ---------
Net cash (used in) operating activities                       (1,812)                 (486)              (49,927)
                                                           ---------             ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights - leased                                         --                (4,000)                   --
                                                           ---------             ---------             ---------
Net cash (used in) investing activities                           --                (4,000)                   --
                                                           ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retained Earnings                                               --                    --                (4,759)
  Advances from related party                                     --                    --                50,000
                                                           ---------             ---------             ---------
Net cash provided by financing activities                         --                    --                45,241
                                                           ---------             ---------             ---------

Net increase in cash and  cash equivalents                    (1,812)               (4,486)               (4,686)
Cash and cash equivalents at beginning of period               2,131                 7,317                 5,005
                                                           ---------             ---------             ---------

Cash and cash equivalents at end of period                 $     319             $   2,831             $     319
                                                           =========             =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                            $      --             $      --             $      --
                                                           =========             =========             =========
  Income Taxes Paid                                        $      --             $      --             $      --
                                                           =========             =========             =========


   The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2012


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Camelot Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements. The results of operations for the period ended July 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 4. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Through July 31, 2012, the company's former President has advanced the Company $65,025. The advances bear an annual interest rate of 6 percent and have no specific repayment terms. During the three month period ended July 31, 2012 the Company recorded accrued interest payable of $971.

NOTE 6. NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the three months ended July 31, 2012 the Company recorded accrued interest payable of $1,755.

NOTE 7. CHANGE OF CONTROL

On May 3, 2012, Jeffrey Rochlin resigned as sole Officer and sole Director of the Company. Additionally, effective May 3, 2012, Ms. Andrea Lucanto was appointed sole Officer and sole Director of the Company.

On May 5, 2012, Jeffrey Rochlin entered into a Stock Purchase Agreement with Andrea Lucanto pursuant to which the Mr. Rochlin sold 1,710,152 shares of Common Stock of Camelot Corporation, a Nevada corporation, representing approximately 85.23% of the total issued and outstanding shares of Common Stock of Camelot Corporation, for a total purchase price of $5,000. Upon the closing of the Stock Purchase Agreement, Ms. Lucanto acquired 1,710,152 shares of Common Stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of Camelot Corporation.

NOTE 8. SUBSEQUENT EVENTS

On September 21, 2012, Andrea Lucanto agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share which was the last price at which the stock was traded. The shares are held by Ms. Lucanto, the sole officer and director of the company and are considered restricted shares. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

The Company has evaluated events subsequent to July 31, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events, other than noted in the paragraph above, occurred that require recognition or disclosure in the financial statements.

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

On May 5, 2012, Andrea Lucanto entered into a Stock Purchase Agreement with Jeffrey Rochlin pursuant to which the Mr. Rochlin sold 1,710,152 shares of Common Stock of Camelot Corporation, a Nevada corporation, representing approximately 85.23% of the total issued and outstanding shares of Common Stock of Camelot Corporation, for a total purchase price of $5,000. Upon the closing of the Stock Purchase Agreement, Ms. Lucanto acquired 1,710,152 shares of Common Stock, or approximately 85.23% of the issued and outstanding Common Stock and attained voting control of Camelot Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three month period ending July 31, 2012 was $1,812 compared with $486 in the comparable period of 2011. Net cash used in investing activities for the three month period ending July 31, 2012 was $0 compared with $4,000 in the comparable period of 2011. Net cash provided by financing activities for the three month period ended July 31, 2012 was $0 compared with $0 provided in the comparable period of 2011. Cash of $319 at July 31, 2012 compares with cash of $2,831 at July 31, 2011.

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

RESULTS OF OPERATIONS

The Company's revenue for the period ended July 31, 2012 was $0 compared with $0 in the comparable period of 2011. For the quarter ended July 31, 2012 we incurred a net loss from operations of $11,812, and a total net loss of $14,538. For the comparable quarter ended July 31, 2011 we incurred a net loss from operations of $9,207 and a total net loss of $11,718. Our net loss for the period from June 11, 2010 (date of exploration stage) through July 31, 2012 was $133,710.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of July 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Andrea Lucanto, our President, has conducted an assessment of our internal control over financial reporting as of July 31, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISKS FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Subsequent Event

On September 21, 2012, Andrea Lucanto agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share which was the last price at which the stock was traded. The shares are held by Ms. Lucanto, the sole officer and director of the company and are considered restricted shares. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

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

Date: October 3, 2012               CAMELOT CORPORATION


                                    By: /s/ Andrea Lucanto
                                       -----------------------------------------
                                        Andrea Lucanto
                                        Principal Executive Officer
                                        Principal Financial Officer and Director