Form 10-Q
period 2012-10-31
CAMELOT CORP
filed 2012-11-26
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,080,873 shares outstanding as of November 26, 2012.

                               CAMELOT CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...............................  3
             Balance Sheets .............................................  3
             Statements of Operations ...................................  4
             Statement of Stockholders' (Deficit)........................  5
             Statements of Cash Flows....................................  6
             Notes to Financial Statements...............................  7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  9
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..... 12
Item 4.   Controls and Procedures........................................ 12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 14
Item 1A.  Risk Factors................................................... 14
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.... 14
Item 3.   Defaults Upon Senior Securities................................ 14
Item 4.   Mine Safety Disclosures........................................ 14
Item 5.   Other Information.............................................. 14
Item 6.   Exhibits....................................................... 14

Signature................................................................ 15

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CAMELOT CORPORATION
                                 Balance Sheets
                         (An Exploration Stage Company)

                                                                       October 31,             April 30,
`                                                                         2012                   2012
                                                                      ------------           ------------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $        859           $      2,131
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                     859                  2,131

      TOTAL ASSETS                                                    $        859           $      2,131
                                                                      ============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - non related party                                $     14,700           $     79,046
  Accounts payable - related party                                           3,500                     --
  Accrued interest payable                                                  28,685                 23,232
  Advances payable, related party                                           65,025                 65,025
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                            111,910                167,303

Note payable                                                               117,000                117,000
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                    228,910                284,303
                                                                      ------------           ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock $0.01 par value 100,000,000 shares
   authorized; none issued                                                      --                     --
  Common stock $0.01 par value; 50,000,000 shares
   authorized; 2,080,873 and 2,006,528 shares issued
   and outstanding at 10/31/12 and 4/30/12                                  20,808                 20,065
  Additional paid-in-capital                                            32,923,418             32,849,816
  Accumulated deficit prior to exploration stage                       (33,032,881)           (33,032,881)
  Accumulated deficit during the exploration stage                        (139,395)              (119,172)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                       (228,050)              (282,172)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $        859           $      2,131
                                                                      ============           ============


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Operations
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                          For the Period From
                                                                                                             June 11, 2010
                                                                                                               (date of
                                         Six Months       Six Months     Three Months     Three Months     exploration stage)
                                           Ended            Ended           Ended            Ended              through
                                         October 31,      October 31,     October 31,      October 31,         October 31,
                                            2012             2011            2012             2011                2012
                                         ----------       ----------      ----------       ----------          ----------
REVENUES                                 $       --       $       --      $       --       $       --          $       --

OPERATING EXPENSES
  Professional fees                          14,130           19,688           2,630           10,924              70,362
  Other                                         640              815             330              371              27,986
                                         ----------       ----------      ----------       ----------          ----------
TOTAL OPERATING EXPENSES                     14,770           20,503           2,960           11,295              98,348
                                         ----------       ----------      ----------       ----------          ----------
(LOSS) FROM OPERATIONS                      (14,770)         (20,503)         (2,960)         (11,295)            (98,348)

OTHER INCOME (EXPENSE)
  Interest (expense)                         (5,453)          (5,237)         (2,726)          (2,726)            (25,590)
  Cancellation of Mineral Property               --               --              --               --             (15,457)
                                         ----------       ----------      ----------       ----------          ----------
TOTAL OTHER INCOME (EXPENSE)                 (5,453)          (5,237)         (2,726)          (2,726)            (41,047)

NET (LOSS)                                  (20,223)         (25,740)         (5,686)         (14,021)           (139,395)
                                         ==========       ==========      ==========       ==========          ==========

LOSS PER SHARE BASIC AND DILUTED         $    (0.01)      $    (0.01)     $    (0.01)      $    (0.01)         $    (0.05)
                                         ==========       ==========      ==========       ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING BASIC AND DILUTED     2,080,873        2,006,528       2,080,873        2,006,528           2,080,873
                                         ==========       ==========      ==========       ==========          ==========


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                      Statement of Stockholders' (Deficit)
               For the Period from May 1, 2008 to October 31, 2012

                                                                                        Deficit        Deficit
                                                                                      Accumulated    Accumulated
                                                                        Additional     Prior to        During         Total
                               Preferred Stock       Common Stock         Paid-in     Exploration    Exploration   Stockholders'
                            Shares     Amount    Shares       Amount      Capital        Stage          Stage         Deficit
                            ------     ------    ------       ------      -------        -----          -----         -------
BALANCE MAY 1, 2008             --    $    --  2,006,528    $  20,065   $32,846,301   $(32,978,602)   $       --    $(112,236)

Net income April 30, 2009       --         --         --           --            --          5,729            --        5,729
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------
BALANCE APRIL 30, 2009          --         --  2,006,528       20,065    32,846,301    (32,972,873)           --     (106,507)
                           =======    =======  =========    =========   ===========   ============    ==========    =========

Correction of error             --         --         --           --            --         (8,453)           --       (8,453)
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------
Corrected balance,
 April 30, 2009                 --         --  2,006,528       20,065    32,846,301    (32,981,326)           --     (114,960)
                           =======    =======  =========    =========   ===========   ============    ==========    =========

Contributed capital             --         --         --           --         3,515             --            --        3,515

Net loss April 30, 2010         --         --         --           --            --        (43,619)           --      (43,619)
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------
BALANCE APRIL 30, 2010          --         --  2,006,528       20,065    32,849,816    (33,024,945)           --     (155,064)
                           =======    =======  =========    =========   ===========   ============    ==========    =========

Net loss April 30,2011                                --           --            --         (7,936)      (64,742)     (72,678)
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------
BALANCE APRIL 30, 2011          --         --  2,006,528       20,065    32,849,816    (33,032,881)      (64,742)    (227,742)
                           =======    =======  =========    =========   ===========   ============    ==========    =========

Net loss April 30,2012          --         --         --           --            --             --       (54,429)     (54,429)
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------
BALANCE APRIL 30, 2012          --         --  2,006,528       20,065    32,849,816    (33,032,881)     (119,172)    (282,172)
                           =======    =======  =========    =========   ===========   ============    ==========    =========

Issuance of Common Stock        --         --     74,345          743       73,602              --            --       74,345

Net loss October 31,2012        --         --         --           --           --              --       (20,223)     (20,223)
                           -------    -------  ---------    ---------   -----------   ------------    ----------    ---------

BALANCE OCTOBER 31, 2012        --    $    --  2,080,873    $  20,808   $32,923,418   $(33,032,881)   $ (139,395)   $(228,050)
                           =======    =======  =========    =========   ===========   ============    ==========    =========


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                            Statements of Cash Flows
                         (An Exploration Stage Company)
                                   (Unaudited)

                                                                                                   For the Period From
                                                                                                      June 11, 2010
                                                                                                        (Date of
                                                              Six Months           Six Months       Exploration Stage)
                                                                Ended                Ended               Through
                                                              October 31,          October 31,          October 31,
                                                                 2012                 2011                 2012
                                                              ----------           ----------           ----------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  (20,223)          $  (25,740)          $ (139,395)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities
  Changes in operating assets and liabilities:
    Decrease prepaid expense                                          --                   --                  433
    Increase in accrued interest payable                           5,452                5,237               25,590
    Increase  in accounts payable                                (64,346)               9,162              (13,860)
                                                              ----------           ----------           ----------
           NET CASH (USED IN) OPERATING ACTIVITIES               (79,117)             (11,341)            (127,232)
                                                              ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral rights- leased                                              --               (4,000)                  --
                                                              ----------           ----------           ----------
           NET CASH (USED IN) INVESTING ACTIVITIES                    --              (11,457)                  --
                                                              ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retained Earnings                                                   --                   --               (4,759)
  Common Stock                                                    74,345                   --               74,345
  Advances from related party                                      3,500               15,000               53,500
                                                              ----------           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              77,845               15,000              123,086
                                                              ----------           ----------           ----------
Net increase in cash and  cash equivalents                        (1,272)                (341)              (4,146)
Cash and cash equivalents at beginning of period                   2,131                7,317                5,005
                                                              ----------           ----------           ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      859           $    6,976           $      859
                                                              ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                                    $       --           $       --           $       --
                                                              ==========           ==========           ==========
  Income Taxes                                                $       --           $       --           $       --
                                                              ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Exchange of accounts payable for note payable                                                         $  117,000
                                                                                                        ==========


    The accompanying notes are an integral part of these financial statements

                               CAMELOT CORPORATION
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2012


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Camelot Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements. The results of operations for the period ended October 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 4 - BASIC EARNINGS PER SHARE

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Through October 31, 2012, the company's former President has advanced the Company $65,025. The advances bear an annual interest rate of 6 percent and have no specific repayment terms. During the three month period ended October 31, 2012 the Company recorded accrued interest payable of $971.

Through October 31, 2012, the company's current President, Andrea Lucanto, advanced the Company $3,500. The advance bears no interest and has no specific repayment terms.

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

NOTE 6 - NOTE PAYABLE

The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of 6 percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the three months ended October 31, 2012 the Company recorded accrued interest payable of $1,755.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

As of October 31, 2012 there were 2,080,873 shares of Common Stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three month period ending October 31, 2012 was $1,272 compared with $341 in the comparable period of 2011. Net cash used in investing activities for the three month period ending October 31, 2012 was $0 compared with $4,000 in the comparable period of 2011. Net cash provided by financing activities for the three month period ended October 31, 2012 was $77,845 compared with $15,000 provided in the comparable period of 2011. Cash of $859 at October 31, 2012 compares with cash of $6,976 at October 31, 2011.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ended October 31, 2012 was $0 compared with $0 in the comparable period of 2011. For the three months ended October 31, 2012 we incurred a net loss from operations of $2,960, and a total net loss of $5,686. For the comparable three months ended October 31, 2011 we incurred a net loss from operations of $11,295 and a total net loss of $14,021.

The Company's revenue for the six months ended October 31, 2012 was $0 compared with $0 in the comparable period of 2011. For the six months ended October 31, 2012 we incurred a net loss from operations of $14,770, and a total net loss of $20,223. For the comparable period ended October 31, 2011 we incurred a net loss from operations of $20,503 and a total net loss of $25,740.

Our net loss for the period from June 11, 2010 (date of exploration stage) through October 31, 2012 was $139,395.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of October 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Andrea Lucanto, our President, has conducted an assessment of our internal control over financial reporting as of October 31, 2012. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINING SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

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

Date: November 26, 2012             CAMELOT CORPORATION


                                    By: /s/ Andrea Lucanto
                                        ----------------------------------------
                                        Andrea Lucanto
                                        Principal Executive Officer
                                        Principal Financial Officer and Director