Form 10-Q
period 2013-01-31
Comjoyful International Co
filed 2013-04-01
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended January 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 000-8299


                         COMJOYFUL INTERNATIONAL COMPANY
                (Name of registrant as specified in its charter)

            Nevada                                            84-0691531
  (State or other jurisdiction                          (IRS Identification No.)
of incorporation or organization)

                     J4-2-12, Diplomatic Residence Compound,
                      No.1 Xiushui Street, Jianguomen Wai,
                    Chaoyang District, Beijing 100600, China
           (Address of principal executive offices including Zip code)

                                0086 10 858 92903
                         (Registrant's telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 2,080,873 shares outstanding as of March 15, 2013.

                         COMJOYFUL INTERNATIONAL COMPANY

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                   3
         Management's Discussion and Analysis of Financial
Item 2   Condition and Results of Operations                                8
         Quantitative and Qualitative Disclosures about Market
Item 3   Risk                                                              11
Item 4   Controls and Procedures                                           11

PART II OTHER INFORMATION

Item 1   Legal Proceedings                                                 13
Item 1A  Risk Factors                                                      13
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3   Defaults Upon Senior Securities                                   13
Item 4   Mine Safety Disclosures                                           13
Item 5   Other Information                                                 13
Item 6   Exhibits                                                          14

SIGNATURES                                                                 14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMJOYFUL INTERNATIONAL COMPANY
                                 Balance Sheets

                                                                     January 31, 2013        April 30, 2012
                                                                     ----------------        --------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $         54           $      2,131
                                                                       ------------           ------------
TOTAL CURRENT ASSETS                                                             54                  2,131
                                                                       ------------           ------------

      TOTAL ASSETS                                                     $         54           $      2,131
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - non related party                                 $          -           $     79,046
  Accrued interest payable                                                        -                 23,232
  Advances from related party                                                     -                 65,025
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                         -                167,303

Long-term note payable                                                            -                117,000
                                                                       ------------           ------------

      TOTAL LIABILITIES                                                           -                284,303
                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.01 par value 100,000,000 shares
   authorized; none issued                                                        -                      -
  Common stock, $0.01 par value 50,000,000 shares authorized;
   2,080,873 and 2,006,528 shares issued and outstanding at
   January 31, 2013 and April 30, 2012, respectively                         20,808                 20,065
  Additional paid-in-capital                                             33,156,398             32,849,816
  Accumulated deficit                                                   (33,177,152)           (33,152,053)
                                                                       ------------           ------------
TOTAL STOCKHOLDERS'DEFICIT                                                       54               (282,172)
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                       $         54           $      2,131
                                                                       ============           ============


    The accompanying notes are an integral part of these financial statements

                         COMJOYFUL INTERNATIONAL COMPANY
                            Statements of Operations

                                      Nine Months          Nine Months         Three Months         Three Months
                                        Ended                Ended                Ended                Ended
                                      January 31,          January 31,          January 31,          January 31,
                                         2013                 2012                 2013                 2012
                                      ----------           ----------           ----------           ----------
                                      (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
REVENUE                               $        -           $        -           $        -           $        -

OPERATING EXPENSE
  Professional fees                       16,990               23,404                2,860                3,717
  Other                                      985                  924                  345                  110
                                      ----------           ----------           ----------           ----------
TOTAL OPERATING EXPENSE                   17,975               24,328                3,205                3,827
                                      ----------           ----------           ----------           ----------

LOSS FROM OPERATIONS                     (17,975)             (24,328)              (3,205)              (3,827)
                                      ----------           ----------           ----------           ----------
OTHER EXPENSE
  Interest expense                        (7,124)              (7,749)              (1,671)              (2,511)
  Cancellation of Mineral Property             -              (15,457)                   -              (15,457)
                                      ----------           ----------           ----------           ----------
TOTAL OTHER EXPENSE                       (7,124)             (23,206)              (1,671)             (17,968)
                                      ----------           ----------           ----------           ----------

NET LOSS                                 (25,099)             (47,534)              (4,876)             (21,795)
                                      ==========           ==========           ==========           ==========

LOSS PER SHARE BASIC AND DILUTED      $    (0.01)          $    (0.02)          $    (0.00)          $    (0.01)
                                      ==========           ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                     2,042,084            2,006,528            2,080,873            2,006,528
                                      ==========           ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                         COMJOYFUL INTERNATIONAL COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended      Nine Months Ended
                                                                 January 31, 2013       January 31, 2012
                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                           $(25,099)              $(47,534)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Mineral right - leased                                                  -                 15,457
    Accrued interest payable                                                -                  7,749
    Accounts payable                                                   23,022                  6,597
                                                                     --------               --------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,077)               (17,731)
                                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH (USED IN) INVESTING ACTIVITIES                                     -                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                  -                      -
  Advances from related party                                               -                 15,000
                                                                     --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   -                 15,000
                                                                     --------               --------

Net (decrease)/increase in cash and cash equivalents                   (2,077)                (2,731)

Cash and cash equivalents at beginning of period                        2,131                  7,317
                                                                     --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     54               $  4,586
                                                                     ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest Expenses                                    $      -               $      -
                                                                     ========               ========
  Cash paid for Income Taxes                                         $      -               $      -
                                                                     ========               ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Liabilities repaid by shareholders                                 $212,381               $      -
                                                                     ========               ========
  Shares issued for a liability transferred to ashareholder          $ 74,345               $      -
                                                                     ========               ========


    The accompanying notes are an integral part of these financial statements

                         COMJOYFUL INTERNATIONAL COMPANY
                        Notes to the Financial Statements


NOTE 1. BASIS OF PRESENTATION

Camelot Corporation ("Camelot Colorado") was incorporated pursuant to the laws of the State of Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of Camelot Colorado were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

On April 28, 2011, at the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the company agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share which was the last price at which the stock was traded. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (the "Purchaser") and Andrea Lucanto (the "Seller" or "Ms. Lucanto") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller sold to the Purchaser 1,784,497 shares of Camelot Nevada's common stock, par value $0.01 per share (the "Common Stock"), representing approximately 85.76% of the total issued and outstanding shares of Common Stock, for a total consideration of $300,000, of which amount $212,381.21 was used to pay off certain liabilities of the Camelot Nevada. The source of the purchase price was from personal funds of certain of the shareholders of the Purchaser's parent company. We refer to the transaction consummated under the Stock Purchase Agreement as the "Transaction". Upon the closing of such Transaction, the Purchaser acquired 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock and attained voting control of Camelot Nevada.

On December 13, 2012, our sole director and officer, Ms. Lucanto resigned from her officer positions, and Mr. Yazhong Liao ("Mr. Liao") was appointed as Chief Executive Officer, President and Chief Financial Officer of the Company and as a director.

On December 28, 2012, Camelot Nevada set up a subsidiary, Comjoyful International Company, which is incorporated pursuant to the laws of the State of Nevada. On the same day, Camelot Nevada and its wholly-owned subsidiary, Comjoyful International Company entered into an Agreement and Plan of Merger (the "Merger") and on January 2, 2013 filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Comjoyful International Company was merged with and into Camelot Nevada. The legal existence of the Comjoyful

International Company, which had no assets or operations on the date of the Merger, was terminated effectively as of the consummation of the Merger. Under Nevada law (NRS Section 92A.180), Camelot Nevada may merge Comjoyful International Company into itself without stockholder approval and effectuate a name change without stockholders' approval. As a result, Camelot Nevada was the survivor of the Merger and changed its name to Comjoyful International Company (the "Company").

In November 2011, the Company determined it was in its best interests to terminate the mineral lease entered into with Timberwolf Minerals, Ltd on June 11, 2010. The Company is now seeking an operating company to acquire.

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2013, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 audited financial statements. The results of operations for the period ended January 31, 2013 is not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has recurring losses and an accumulated deficit of $33,177,152 as of January 31, 2013 and $33,152,053 as of April 30, 2012. The Company currently does not have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management plans to fund the operations of the Company through advances from existing shareholders. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 4. BASIC EARNINGS/(LOSS) PER SHARE

ASC No. 260, "Earnings (loss) Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company uses the office of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined to be immaterial.

Through April 30, 2012, the Company's former President has advanced the Company $65,025. The advances bear an annual interest rate of six percent and have no specific repayment terms. During the nine months ended January 31, 2013 and 2012, the Company recorded interest of $2,395 and $2,484, respectively. During the three months ended January 31, 2013 and 2012, the Company recorded interest of $453 and $756, respectively.

On December 12, 2012, advances from related party and related accrued interest payable have been paid off by the Purchaser in accordance with the Stock Purchase Agreement.

NOTE 6. NOTE PAYABLE

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to Daniel Wettreich, its former CEO and majority shareholder, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued as a substitute. The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the nine months ended January 31, 2013 and 2012, the Company recorded interest of $4,729 and $5,265, respectively. During the three months ended January 31, 2013 and 2012, the Company recorded interest of $1,218 and $1,755, respectively.

On December 12, 2012, note payable and related accrued interest payable have been paid off by the Purchaser in accordance with the Stock Purchase Agreement.

NOTE 7. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

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

THE COMPANY

Camelot Corporation ("Camelot Colorado") was incorporated pursuant to the laws of the State of Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of Camelot Colorado were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

On April 28, 2011, at the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation ("Camelot Nevada") (the "Migratory Merger"). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the company agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share which was the last price at which the stock was traded. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (the "Purchaser") and Andrea Lucanto (the "Seller" or "Ms. Lucanto") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller sold to the Purchaser 1,784,497 shares of Camelot Nevada's common stock, par value $0.01 per share (the "Common Stock"), representing approximately 85.76% of the total issued and outstanding shares of Common Stock, for a total consideration of $300,000, of which amount $212,381.21 was used to pay off certain liabilities of the Camelot Nevada. The source of the purchase price was from personal funds of certain of the shareholders of the Purchaser's parent company. We refer to the transaction consummated under the Stock Purchase Agreement as the "Transaction". Upon the closing of such Transaction, the Purchaser acquired 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock and attained voting control of Camelot Nevada.

On December 13, 2012, our sole director and officer, Ms. Lucanto resigned from her officer positions, and Mr. Yazhong Liao ("Mr. Liao") was appointed as Chief Executive Officer, President and Chief Financial Officer of the Company and as a director.

On December 28, 2012, Camelot Nevada set up a subsidiary, Comjoyful International Company, which is incorporated pursuant to the laws of the State of Nevada. On the same day, Camelot Nevada and its wholly-owned subsidiary, Comjoyful International Company entered into an Agreement and Plan of Merger (the "Merger") and on January 2, 2013 filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Comjoyful International Company was merged with and into Camelot Nevada. The legal existence of the Comjoyful International Company, which had no assets or operations on the date of the Merger, was terminated effectively as of the consummation of the Merger. Under Nevada law (NRS Section 92A.180), Camelot Nevada may merge Comjoyful International Company into itself without stockholder approval and effectuate a name change without stockholders' approval. As a result, Camelot Nevada was the survivor of the Merger and changed its name to Comjoyful International Company (the "Company").

In November 2011, the Company determined it was in its best interests to terminate the mineral lease entered into with Timberwolf Minerals, Ltd on June 11, 2010. The Company is now seeking an operating company to acquire.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company has recurring losses and an accumulated deficit of $33,177,152 as of January 31, 2013 and $33,152,053 as of April 30, 2012. The Company currently does not have any revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company through advances from existing shareholders. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event that the Company is not able to obtain funding, it will not be able to implement or may be required to delay all or part of the business plan, and the ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompany financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Net cash used by operating activities for the nine months period ended January 31, 2013 was $2,077 compared with $ 17,731 in the comparable period of 2012. This was mainly attributable to the decrease of net loss. Net cash used in investing activities for the nine months period ended January 31, 2013 was nil compared with nil in the comparable period of 2012. Net cash provided by financing activities for the nine months period ended January 31, 2013 was nil compared with $15,000 provided in the comparable period of 2012. This was mainly due to advance from related party only occurred for the nine months ended January 31, 2012.

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

RESULTS OF OPERATIONS

The Company's revenue for the nine months ended January 31, 2013 was nil compared with nil for the nine months ended January 31, 2012. For the nine months ended January 31, 2013 the Company incurred a net loss from operations of $17,975, and a net loss of $25,099. For the nine months ended January 31, 2012 the Company incurred a net loss from operations of $24,328 and a net loss of $47,534. The decrease of net loss is due to the expense of cancellation of mineral property only occurred for the nine months ended January 31, 2012. .

The Company's revenue for the three months ended January 31, 2013 was nil compared with nil for the three months ended January 31, 2012. For the three months ended January 31, 2013 the Company incurred a net loss from operations of $3,205, and a net loss of $4,876. For the three months ended January 31, 2012 the Company incurred a net loss from operations of $3,827 and a net loss of $21,795. The decrease of net loss is due to the expense of cancellation of mineral property only occurred for the three months ended January 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of January 31, 2013, the Company's disclosure controls and procedures were not effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISKS FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                        Description
-----------                        -----------

31            Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013              COMJOYFUL INTERNATIONAL COMPANY


                                 By: /s/ Yazhong Liao
                                    -----------------------------------------
                                    Yazhong Liao
                                    Principal Executive Officer
                                    Principal Financial Officer and Director