Form 10-Q/A
period 2013-01-31
Comjoyful International Co
filed 2013-04-08
CIK 13033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMJOYFUL INTERNATIONAL COMPANY
                                 Balance Sheets

                                                                     January 31, 2013        April 30, 2012
                                                                     ----------------        --------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $         54           $      2,131
                                                                       ------------           ------------
TOTAL CURRENT ASSETS                                                             54                  2,131
                                                                       ------------           ------------

      TOTAL ASSETS                                                     $         54           $      2,131
                                                                       ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable - non related party                                 $         --           $     79,046
  Accrued interest payable                                                       --                 23,232
  Advances from related party                                                    --                 65,025
                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                        --                167,303

Long-term note payable                                                           --                117,000
                                                                       ------------           ------------

      TOTAL LIABILITIES                                                          --                284,303
                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.01 par value 100,000,000 shares
   authorized; none issued                                                       --                     --
  Common stock, $0.01 par value 50,000,000 shares authorized;
   2,080,873 and 2,006,528 shares issued and outstanding at
   January 31, 2013 and April 30, 2012, respectively                         20,808                 20,065
  Additional paid-in-capital                                             33,156,398             32,849,816
  Accumulated deficit                                                   (33,177,152)           (33,152,053)
                                                                       ------------           ------------
TOTAL STOCKHOLDERS'DEFICIT                                                       54               (282,172)
                                                                       ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                       $         54           $      2,131
                                                                       ============           ============


    The accompanying notes are an integral part of these financial statements

                         COMJOYFUL INTERNATIONAL COMPANY
                            Statements of Operations

                                      Nine Months          Nine Months         Three Months         Three Months
                                        Ended                Ended                Ended                Ended
                                      January 31,          January 31,          January 31,          January 31,
                                         2013                 2012                 2013                 2012
                                      ----------           ----------           ----------           ----------
                                      (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
REVENUE                               $       --           $       --           $       --           $       --

OPERATING EXPENSE
  Professional fees                       16,990               23,404                2,860                3,717
  Other                                      985                  924                  345                  110
                                      ----------           ----------           ----------           ----------
TOTAL OPERATING EXPENSE                   17,975               24,328                3,205                3,827
                                      ----------           ----------           ----------           ----------

LOSS FROM OPERATIONS                     (17,975)             (24,328)              (3,205)              (3,827)
                                      ----------           ----------           ----------           ----------
OTHER EXPENSE
  Interest expense                        (7,124)              (7,749)              (1,671)              (2,511)
  Cancellation of Mineral Property            --              (15,457)                  --              (15,457)
                                      ----------           ----------           ----------           ----------
TOTAL OTHER EXPENSE                       (7,124)             (23,206)              (1,671)             (17,968)
                                      ----------           ----------           ----------           ----------

NET LOSS                                 (25,099)             (47,534)              (4,876)             (21,795)
                                      ==========           ==========           ==========           ==========

LOSS PER SHARE BASIC AND DILUTED      $    (0.01)          $    (0.02)          $    (0.00)          $    (0.01)
                                      ==========           ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                     2,042,084            2,006,528            2,080,873            2,006,528
                                      ==========           ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                         COMJOYFUL INTERNATIONAL COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended      Nine Months Ended
                                                                 January 31, 2013       January 31, 2012
                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                           $(25,099)              $(47,534)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities:
    Mineral right- leased                                                  --                 15,457
    Accrued interest payable                                               --                  7,749
    Accounts payable                                                   23,022                  6,597
                                                                     --------               --------
NET CASH USED IN OPERATING ACTIVITIES                                  (2,077)               (17,731)
                                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH (USED IN) INVESTING ACTIVITIES                                    --                     --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                 --                     --
  Advances from related party                                              --                 15,000
                                                                     --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --                 15,000
                                                                     --------               --------

Net (decrease)/increase in cash and cash equivalents                   (2,077)                (2,731)

Cash and cash equivalents at beginning of period                        2,131                  7,317
                                                                     --------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     54               $  4,586
                                                                     ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for Interest Expenses                                    $     --               $     --
                                                                     ========               ========
  Cash paid for Income Taxes                                         $     --               $     --
                                                                     ========               ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Liabilities repaid by shareholders                                 $212,381               $     --
                                                                     ========               ========
  Shares issued for a liability transferred to ashareholder          $ 74,345               $     --
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

Date: April 8, 2013              COMJOYFUL INTERNATIONAL COMPANY


                                 By: /s/ Yazhong Liao
                                    -----------------------------------------
                                    Yazhong Liao
                                    Principal Executive Officer
                                    Principal Financial Officer and Director