Form 10-K
period 2013-04-30
Comjoyful International Co
filed 2013-07-30
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 000-08299

COMJOYFUL INTERNATIONAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	84-0691531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

J4-2-12, Diplomatic Residence Compound, No. 1 Xiushui Street, Jianguomen Wai, Chaoyang District, Beijing 10060, China	0086 10 8589 2903
(Address, including zip code of principal executive offices)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 26, 2013, the registrant's outstanding common stock consisted of 2,080,873 shares.

2

PART I

ITEM 1 BUSINESS

HISTORY

Comjoyful International Company (the "Company"), formerly known as Camelot Corp., was incorporated in Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of the Company were terminated.

On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board ("OTCBB").

On November 24, 2009, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K reporting a sale of a majority of the Company's common stock from Danny Wettreich to Jeffrey Rochlin, the resignation of Danny Wettreich as officer of the Company and the election of Jeffrey Rochlin as President, Chief Executive Officer, Secretary and Treasurer of the Company effective November 20, 2009.

On May 12, 2010, the sole director of the Company, Danny Wettreich, appointed Jeffrey Rochlin as a director of the Company. Concurrent with the appointment, Mr. Wettreich resigned as a director, with Mr. Rochlin to serve as director until the next annual meeting of shareholders and until the election and qualification of his successor or his earlier removal or resignation. The Company reported Mr. Rochlin's appointment and Mr. Wettreich's resignation on a Current Report on Form 8-K filed with the SEC on May 12, 2010.

On April 28, 2011, a majority of the shareholders of the Company approved the adoption of a proposal to reincorporate the Company, then a Colorado corporation, in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation (the "Migratory Merger"). On May 23, 2011, FINRA affected the Migratory Merger.

On May 5, 2012, Andrea Lucanto ("Ms. Lucanto") entered into a Stock Purchase Agreement with Jeffrey Rochlin, pursuant to which Jeffrey Rochlin sold 1,710,152 shares of common stock of the Company (the "Common Stock") to Ms. Lucanto, par value $0.01, representing approximately 85.23% of the total issued and outstanding shares of Common Stock.

On December 12, 2012, the Company, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands ("Comjoyful BVI"), and Ms. Lucanto entered into a Stock Purchase Agreement pursuant to which Ms. Lucanto sold to Comjoyful BVI 1,784,497 shares of the Common Stock, representing approximately 85.76% of the total issued and outstanding shares of Common Stock (the "Transaction"). At the closing of the Transaction, Ms. Lucanto resigned from her positions as officer and director of the Company. As a result, Comjoyful BVI attained voting control of the Company, and Mr. Yazhong Liao became the Chief Executive Officer, President and Chief Financial Officer, and was also appointed the sole director of the Company.

On December 28, 2012, the Company and its wholly-owned subsidiary (the "Company Sub") entered into an Agreement and Plan of Merger and on January 2, 2013 filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Company Sub was merged with and into the Company (the "Name Change Merger"). The legal existence of the Company Sub, which had no assets or operations on the date of the Name Change Merger, was terminated effective as of the consummation of the Name Change Merger. Under Nevada law (NRS Section 92A.180), the Company may merge the Company Sub into itself without stockholder approval and effectuate a name change without stockholder approval. As a result, the Company changed its name to Comjoyful International Company.

BUSINESS OF THE COMPANY

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

REPORTS TO SECURITY HOLDERS

We make our financial information available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a smaller reporting company under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC, at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A RISK FACTORS

RISKS RELATING TO OUR COMPANY

WE DEPEND ON OUR PRINCIPAL EXECUTIVE OFFICER AND THE LOSS OF THIS INDIVIDUAL COULD ADVERSELY AFFECT OUR BUSINESS.

Our Company is completely dependent on Yazhong Liao, our President, Chief Executive Officer, Chief Financial Officer and Director. As of the date of this Report, Yazhong Liao was our sole executive officer and director. The loss of his services would significantly and adversely affect our business. We have no life insurance on the life of Yazhong Liao.

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

ONE SHAREHOLDER OWNS 85.76% OF OUR OUTSTANDING COMMON STOCK, WHICH LIMITS OTHER SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF ANY SHAREHOLDER VOTE.

Our sole executive officer and a director beneficially owns 85.76% of our outstanding common stock as of July 26, 2013. Under our Certificate of Incorporation and the laws of the State of Nevada, the vote of a majority of the shares voting at a meeting at which a quorum is present is generally required to approve most shareholder action. As a result, he is able to control the outcome of shareholder votes, including votes concerning the election of directors, amendments to our Certificate of Incorporation or proposed mergers or other significant corporate transactions.

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

Recent U.S. legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

None.

ITEM 3 LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against the Company.

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

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 6, 2009, the Company's common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board under the symbol "CAML". The Company's common stock was traded in the pink sheets prior thereto. The Company changed its trading symbol to "KJFI" in January 2013. The following table sets forth the quarterly high and low prices of the common stock for the last two fiscal years ended April 30. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

		High	Low
2013
First Quarter	(through July 29, 2013)	$0.10	$0.03

2012-2013
First Quarter	(through July 31, 2012)	$0.55	$0.05
Second Quarter	(through October 31, 2012)	$1.15	$0.20
Third Quarter	(through January 31, 2013)	$1.00	$0.20
Fourth Quarter	(through April 30, 2013)	$0.25	$0.03

2011-2012
First Quarter	(through July 31, 2011)	$1.01	$1.01
Second Quarter	(through October 31, 2011)	$1.01	$1.01
Third Quarter	(through January 31, 2012)	$0.15	$0.15
Fourth Quarter	(through April 30, 2012)	$0.15	$0.15

As of July 26, 2013, the Company had approximately 420 holders of record of the Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

THE COMPANY

The Company was incorporated pursuant to the laws of the State of Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of the Company were terminated. Its directors and officers have since provided unpaid services on a part-time basis to the Company.

On April 28, 2011, at the special meeting, a majority of the shareholders of the Company approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate the Company, then a Colorado corporation, in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation (the "Migratory Merger").

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the Company agreed to assume the debt of $74,345 owed by the Company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the Company's Common Stock. The stock was valued at $1.00 per share which was the last price at which the stock was traded. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the total issued and outstanding Common Stock.

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (the "Purchaser") and Andrea Lucanto (the "Seller" or "Ms. Lucanto") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller sold to the Purchaser 1,784,497 shares of Common Stock, representing approximately 85.76% of the total issued and outstanding shares of Common Stock, for a total consideration of $300,000, of which $212,381.21 was used to pay off certain liabilities of the Company. The source of the purchase price was from personal funds of certain of the shareholders of the Purchaser's parent company. We refer to the transaction consummated under the Stock Purchase Agreement as the "Transaction". Upon the closing of such Transaction, the Purchaser acquired 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock and attained voting control of the Company.

On December 13, 2012, the former sole director and officer, Ms. Lucanto resigned from her positions, and upon closing of the Transaction Mr. Yazhong Liao ("Mr. Liao") was appointed as Chief Executive Officer, President, Chief Financial Officer and sole director of the Company.

On December 28, 2012, the Company and its wholly-owned subsidiary (the "Company Sub") entered into an Agreement and Plan of Merger and on January 2, 2013 filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Company Sub was merged with and into the Company (the "Name Change Merger"). The legal existence of the Company Sub, which had no assets or operations on the date of the Name Change Merger, was terminated effective as of the consummation of the Name Change Merger. Under Nevada law (NRS Section 92A.180), the Company may merge the Company Sub into itself without stockholder approval and effectuate a name change without stockholder approval. As a result, the Company changed its name to Comjoyful International Company.

In November 2011, the Company determined it was in its best interests to terminate the mineral lease entered into with Timberwolf Minerals, Ltd on June 11, 2010. The Company is now seeking an operating company to acquire.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company has recurring losses and an accumulated deficit of $33,224,206 and $33,152,053 as of April 30, 2013 and 2012, respectively. The Company currently does not have any revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company through advances from existing shareholders. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event that the Company is not able to obtain funding, it will not be able to implement or may be required to delay all or part of the business plan, and the ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Net cash used by operating activities for the year ended April 30, 2013 was $49,131 compared with $31,643 for the year ended April 30, 2012. This was mainly attributable to the increase of net loss. Net cash provided by investing activities for the year ended April 30, 2013 was nil compared with $11,457 for the year ended April 30, 2012. This was mainly due to mineral rights lease only occurred for the year ended April 30, 2012. Net cash provided by financing activities for year ended April 30, 2013 was $47,000 compared with $15,000 provided for the year ended April 30, 2012. This was mainly due to increase advance from a related party for professional service.

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

RESULTS OF OPERATIONS

The Company's revenue for years ended April 30, 2013 and 2012 were both nil. For the year ended April 30, 2013 the Company incurred a net loss from operations of $65,029, and a net loss of $72,153. For year ended April 30, 2012 the Company incurred a net loss from operations of $28,283 and a net loss of $54,429. The increase of net loss is due to the increase of professional services.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Comjoyful International Company's financial statements include the following:

COMJOYFUL INTERNATIONAL COMPANY

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

PAGE

Reports of Independent Registered Public Accounting Firms	F-1 to F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to the Financial Statements	F-7 to F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comjoyful International Company

We have audited the accompanying balance sheet of Comjoyful International Company (the "Company") as of April 30, 2013, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses and an accumulated deficit as of April 30, 2013, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

New York, New York

July 30, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Comjoyful International Company (formerly Camelot Corporation)

We have audited the accompanying balance sheet of Comjoyful International Company (formerly Camelot Corporation), as of April 30, 2012, and the related statements of operations, stockholders' (Deficit), and cash flows for the year ended April 30, 2012. These financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comjoyful International Company (formerly Camelot Corporation),as of April 30, 2012, and the results of its operations and cash flows for the year ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses, and has a total stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

-------------------------------------------

SCHUMACHER & ASSOCIATES, INC.

Littleton, Colorado

August 9, 2012

COMJOYFUL INTERNATIONAL COMPANY

Balance Sheets

	April 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$2,131
TOTAL CURRENT ASSETS	-	2,131

TOTAL ASSETS	$-	$2,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – non related party	$-	$79,046
Other payable –a related party	47,000	-
Accrued interest payable	-	23,232
Advances from related party	-	65,025
TOTAL CURRENT LIABILITIES	47,000	167,303

Long-term note payable	-	117,000

TOTAL LIABILITIES	47,000	284,303

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value 100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value 50,000,000 shares authorized; 2,080,873 and 2,006,528 shares issued and outstanding at April 30, 2013 and 2012, respectively	20,808	20,065
Additional paid-in-capital	33,156,398	32,849,816
Accumulated deficit	(33,224,206)	(33,152,053)
TOTAL STOCKHOLDERS'DEFICIT	(47,000)	(282,172)

TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT	$-	$2,131

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Statements of Operations

	For the years ended April 30,
	2013	2012

REVENUE	$-	$-
OPERATING EXPENSE
Professional fees	63,990	16,655
Other	1,039	11,628

TOTAL OPERATING EXPENSE	65,029	28,283

LOSS FROM OPERATIONS	(65,029)	(28,283)

OTHER EXPENSE
Interest expense	(7,124)	(10,689)
Cancellation of Mineral Property	-	(15,457)
TOTAL OTHER EXPENSE	(7,124)	(26,146)

NET LOSS	(72,153)	(54,429)

LOSS PER SHARE BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	2,051,542	2,006,528

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Statement of Changes in Stockholders' Deficit

	Comjoyful International Company Stockholders' Deficit
	Preferred stock		Common stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Deficit

Balance as of May 1, 2011	-	$-	$2,006,528	$20,065	$32,849,816	$(33,097,624)	$(227,743)
Net loss	-	-	-	-	-	(54,429)	(54,429)
Balance as of April 30, 2012	-	-	2,006,528	20,065	32,849,816	(33,152,053)	(282,172)
Issuance of Common Stock	-	-	74,345	743	73,602	-	74,345
Contributed capital	-	-	-	-	232,980	-	232,980
Net loss	-	-	-	-	-	(72,153)	(72,153)
Balance as of April 30, 2013	-	$-	2,080,873	$20,808	$33,156,398	$(33,224,206)	$(47,000)

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Statements of Cash Flows

	For the years ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,153)	$(54,429)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued interest payable	-	10,689
Accounts payable	23,022	12,097
Other payable – a related party	-	-

NET CASH USED IN OPERATING ACTIVITIES	(49,131)	(31,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral rights- leased	-	11,457

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	11,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	47,000	15,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,000	15,000

Net (decrease)/increase in cash and cash equivalents	(2,131)	(5,186)
Cash and cash equivalents at beginning of period	2,131	7,317

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest Expenses	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Liabilities repaid by shareholders	$232,980	$-
Shares issued for a liability transferred to a shareholder	$74,345	$-

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

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the Company agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

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

NOTE 2. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has recurring losses and an accumulated deficit of $33,224,206 and $33,152,053 as of April 30, 2013 and 2012, respectively. The Company currently does not have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Basic earnings (loss) per share are computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share were the same as basic earnings per share due to the lack of dilutive items in the Company and the fact that Company is in net loss position.

NOTE 5. RELATED PARTY TRANSACTIONS

Through April 30, 2012, the Company's former President has advanced the Company $65,025. The advances bear an annual interest rate of six percent and have no specific repayment terms. During the years ended April 30, 2013 and 2012, the Company recorded interest of $2,395 and $3,669, respectively.

On December 12, 2012, advances from related party and related accrued interest payable have been paid off by the Purchaser in accordance with the Stock Purchase Agreement.

Through April 30, 2013, Wuxi KangJiaFu Royal Traditional Health Management Co., Ltd (the "Wuxi KJF") has advanced the Company $47,000 which is non-interest bearing. The Company's President Mr. Liao owned 60.004% equity interest of Wuxi KJF.

NOTE 6. NOTE PAYABLE

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to Daniel Wettreich, its former CEO and majority shareholder, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued as a substitute. The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the years ended April, 2013 and 2012, the Company recorded interest of $4,729 and $7,020, respectively.

On December 12, 2012, the note payable and related accrued interest payable have been paid in full by the Purchaser in accordance with the Stock Purchase Agreement.

NOTE 7. INCOME TAX

The Company has not recorded tax provision for U.S tax purposes as we have no assessable profits. The Company has a deferred tax asset consisted entirely of the benefit from net operating loss (NOL) carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	NOL Carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

April 30, 2013	$392,880	$72,683	$(72,683)	$(13,349)	$-
April 30, 2012	$320,727	$59,334	$(59,334)	$(10,069)	$-

The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operations in future periods with a supportable trend, the valuation allowance will be reversed accordingly. No tax returns have been filed and all years are subject to IRS audit.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses during the years ended April 30, 2013 and 2012 as management believes there were none as of April 30, 2013 and 2012, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 2013, the Company dismissed Schumacher & Associates, Inc. ("Schumacher"), as its former principal accountant, and engaged Marcum Bernstein & Pinchuk LLP ("MarcumBP") as its new independent registered public accounting firm. The decision to dismiss Schumacher and to retain MarcumBP was approved by the Company's sole director, Mr. Yazhong Liao, on March 21, 2013.

Schumacher was engaged by the Company on June 9, 2010. The former independent accountant's reports on the Company's financial statements for the last two fiscal years contained a modification to the effect that there was substantial doubt as to the Company's ability to continue as a going concern. Except for that modification, the reports did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the review of the Company's financial statements for the period from Schumacher's engagement and through the fiscal years of the Company ended April 30, 2012 and 2011 and subsequently up to the date of dismissal, there were: (i) no disagreements between the Company and Schumacher on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Schumacher, would have caused Schumacher to make reference to the subject matter of the disagreement in its reports, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended April 30, 2012 and 2011 and through the subsequent interim periods prior to the engagement of MarcumBP, the Company did not consult MarcumBP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that MarcumBP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Schumacher with a copy of this disclosure on March 22, 2013, providing Schumacher with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (the "SEC") containing any new information, clarification of the Company's expression of its views, or the respect in which Schumacher does not agree with the statements contained herein. A copy of the letter dated March 25, 2013, furnished by Schumacher in response to that request is filed as Exhibit 16.1 to the Report on Form 8-K.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of April 30, 2013, the Company's disclosure controls and procedures were not effective.

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

Yazhong Liao, our President, has conducted an assessment of our internal control over financial reporting as of April 30, 2013. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of April 30, 2013:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the period ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors of the Company hold office for annual terms and will remain in their positions until successors have been elected and qualified. The officers are appointed by the board of directors of the Company and hold office until their death, resignation or removal from office. The ages and positions held by the directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Yazhong Liao	46	President, Chief Executive Officer, Chief Financial Officer, and Director

Mr. Liao, age 46, has been president of Wuxi Kangjiafu Biotech Co., Ltd. since 2008, and has been president of Wuxi Kangjiafu Royal Regimen Investment Management Co., Ltd., a company located in the People's Republic of China in the business of investment management for health clubs specialized in Chinese traditional body massage, foot massage, spa, acupuncture, etc., since 2010. Mr. Liao graduated from the Sichuan Southwestern College of Construction Engineering in 1998.

There is no employment agreement between the Company and Mr. Liao, nor is there any arrangement or plan in which we provide compensation, bonus, pension, retirement, or similar benefits to Mr. Liao. There have been no transactions to which the Company was or is to be a party, in which Mr. Liao had, or will have, a direct or indirect material interest.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Company's directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company's review of copies of such forms and written representations by Company's executive officers and directors received by it, Company believes that during the fiscal year ended April 30, 2013 all such reports were filed timely.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation of the named executive officers for each of the two fiscal years in the period ended April 30, 2013.

COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yazhong Liao, President, Chief Executive Officer, Chief Financial Officer	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Andrea Lucanto, Former President, Chief Executive Officer, Chairman and Treasurer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Jeffrey Rochlin, Former President, Chief Executive Officer, Chairman and Treasurer	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 26, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.

Name of Beneficial Owner	Common Stock	Percentage of Common Stock

	Beneficially Owned	Beneficially Owned (2)
Comjoyful International Ltd. (1)	1,784,497	85.76%

(1) The shares are held of record by Comjoyful International Ltd., a BVI company with an address at P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Yazhong Liao, Zhangmei Zhang, Huiwen Qu, Xiuxia Ji, and Yimin Gu, directors of Comjoyful International Ltd., have the power to direct the vote and disposition of our Common Stock held by Comjoyful International Ltd. The business address of Yazhong Liao, Zhangmei Zhang, Huiwen Qu, Xiuxia Ji, and Yimin Gu is 25th floor, Baotong Tower, No. 567 Jianzhu West Road, Binhu District, Wu Xi, Jiangsu province, 214072, the People's Republic of China.

(2) Percentage ownership is based on 2,080,873 shares of Common Stock outstanding as of July 26, 2013. There are no outstanding options, warrants or other securities convertible into our Common Stock.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Through April 30, 2012, the Company's former President has advanced the Company $65,025. The advances bear an annual interest rate of six percent and have no specific repayment terms. During the years ended April 30, 2013 and 2012, the Company recorded interest of $2,395 and $3,669, respectively.

On December 12, 2012, advances from related party and related accrued interest payable have been paid by the Purchaser in accordance with the Stock Purchase Agreement.

Through April 30, 2013, Wuxi KangJiaFu Royal Traditional Health Management Co., Ltd (the "Wuxi KJF") has advanced the Company $47,000 which is non-interest bearing. The Company's President Mr. Liao owned 60.004% equity interest of Wuxi KJF.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended April 30, 2013, the total fees billed by Marcum Bernstein & Pinchuk LLP for audit-related services was $10,000, for tax services was $0 and for all other services was $0.

During the year ended April 30, 2012, the total fees billed by Schumacher & Associates, Inc. for audit-related services was $12,500, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Stock Purchase Agreement among the Company, Comjoyful International Ltd., and Andrea Lucanto, dated December 12, 2012 (3)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (1)
3.3	Articles of Incorporation - Nevada (2)
3.4	By-Laws (2)
4.1	Specimen common stock certificate (1)
16.1	Letter from Schumacher & Associates, Inc. to the SEC dated March 25, 2013.(4)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T

1. Incorporated herein by reference from the Company's Registration Statement on Form 10 filed with the SEC on June 23, 1976.

2. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC June 13, 2011.

3. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC on December 14, 2012.

4. Incorporated herein by reference from the Company's Current Report on Form 8-K filed with the SEC on March 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comjoyful International Company

Date: July 30, 2013	By:	/s/ Yazhong Liao
Yazhong Liao
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yazhong Liao		July 30, 2013
Yazhong Liao	Director

