Form 10-Q
period 2013-07-31
Comjoyful International Co
filed 2013-09-16
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

Commission File Number 001-34998

COMJOYFUL INTERNATIONAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	84-0691531
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

J4-2-12, Diplomatic Residence Compound,

No.1 Xiushui Street, JianguomenWai,

Chaoyang District, Beijing 100600, China

(Address of Principal Executive Offices including zip code)

0086 10 858 92903

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes☒ No ☐

The Registrant had 2,080,873shares of common stock outstanding on September 13, 2013.

COMJOYFUL INTERNATIONAL COMPANY

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

Balance Sheets

	July 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS

TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payable – related party	$94,068	$47,000

TOTAL CURRENT LIABILITIES	94,068	47,000

TOTAL LIABILITIES	94,068	47,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value 100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value 50,000,000 shares authorized; 2,080,873 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively	20,808	20,808
Additional paid-in-capital	33,156,398	33,156,398
Accumulated deficit	(33,271,274)	(33,224,206)
TOTAL STOCKHOLDERS’DEFICIT	(94,068)	(47,000)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Statements of Operations

	Three months ended July 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUE	$-	$-
OPERATING EXPENSE
Professional fees	46,043	11,502
Other	1,025	310

TOTAL OPERATING EXPENSE	47,068	11,812

LOSS FROM OPERATIONS	(47,068)	(11,812)

OTHER EXPENSE
Interest expense	-	(2,726)
TOTAL OTHER EXPENSE	-	(2,726)

NET LOSS	(47,068)	(14,538)

	--	--

LOSS PER SHARE BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	2,080,873	2,006,528

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Statements of Cash Flows

	Three months ended July 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,068)	$(14,538)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued interest payable	-	2,726
Accounts payable	-	10,000

NET CASH USED IN OPERATING ACTIVITIES	(47,068)	(1,812)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	47,068	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,068	-

Net decrease in cash and cash equivalents	-	(1,812)
Cash and cash equivalents at beginning of period	-	2,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest Expenses	$-	$-
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY

Notes to the Financial Statements

July 31, 2013

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

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (the "Purchaser") and Andrea Lucanto (the "Seller" or "Ms. Lucanto") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller sold to the Purchaser 1,784,497 shares of Camelot Nevada's common stock, par value $0.01 per share (the "Common Stock"), representing approximately 85.76% of the total issued and outstanding shares of Common Stock, for a total consideration of $300,000, of which amount $212,381 was used to pay off certain liabilities of the Camelot Nevada. The source of the purchase price was from personal funds of certain of the shareholders of the Purchaser's parent company. We refer to the transaction consummated under the Stock Purchase Agreement as the "Transaction". Upon the closing of such Transaction, the Purchaser acquired 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock and attained voting control of Camelot Nevada.

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

NOTE 2. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has recurring losses and an accumulated deficit of $33,271,274 and $33,224,206 as of July 31, 2013 and April 30, 2013, respectively. The Company currently does not have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Through July 31, 2013 and April 30, 2013, Wuxi KangJiaFu Royal Traditional Investment Management Co., Ltd (the "Wuxi KJF") has advanced the Company $94,068 and $47,000 which is non-interest bearing. The Company's President Mr. Liao owns a 60.004% equity interest of Wuxi KJF.

Through July 31, 2012, the Company's former President has advanced the Company $65,025. The advances bear an annual interest rate of six percent and have no specific repayment terms. During the three month period ended July 31, 2012 the Company recorded accrued interest payable of $971. On December 12, 2012, advances from the Company's former President and related accrued interest payable have been paid off by the Purchaser in accordance with the Stock Purchase Agreement.

NOTE 6. NOTE PAYABLE

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to Daniel Wettreich, its former CEO and majority shareholder, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued as a substitute. The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the three months ended July 31, 2013 and 2012, the Company recorded interest of $nil and $1,755, respectively.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	NOL Carry-forward	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit

July 31, 2013	$439,948	$81,390	$(81,390)	$(8,707)	$-
April 30, 2013	$392,880	$72,683	$(72,683)	$(13,349)	$-

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to an uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses during the three months ended July 31, 2013 and 2012 as management believes there were none as of July 31, 2013 and 2012, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (the "Purchaser") and Andrea Lucanto (the "Seller" or "Ms. Lucanto") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which the Seller sold to the Purchaser 1,784,497 shares of Common Stock, representing approximately 85.76% of the total issued and outstanding shares of Common Stock, for a total consideration of $300,000, of which $212,381 was used to pay off certain liabilities of the Company. The source of the purchase price was from personal funds of certain of the shareholders of the Purchaser's parent company. We refer to the transaction consummated under the Stock Purchase Agreement as the "Transaction". Upon the closing of such Transaction, the Purchaser acquired 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock and attained voting control of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company has recurring losses and an accumulated deficit of $33,271,274 and $33,224,206 as of July 31, 2013 and April 30, 2013, respectively. The Company currently does not have any revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company through advances from existing shareholders. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event that the Company is not able to obtain funding, it will not be able to implement or may be required to delay all or part of the business plan, and the ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Net cash used in operating expenses for the three months ended July 31, 2013 was $47,068 compared with $1,812 for the three months ended July 31, 2012. This was mainly because of the increase of net loss. Net cash provided by investing activities were both $nil for the three months ended July 31, 2013 and 2012. Net cash provided by financing activities for the three months ended July 31, 2013 was $47,068 compared with $nil provided for the three months ended July 31, 2012. This was mainly due to increase advance from related party for professional service.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ended July 31, 2013 and 2012 were both nil. For the three months ended July 31, 2013, the Company incurred a net loss from operations of $47,068, and a net loss of $47,068. For the three months ended July 31, 2012 the Company incurred a net loss from operations of $11,812 and a net loss of $14,538. The increase in net loss is due to the increase in fees for professional services.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of July 31, 2013, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2013:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6:EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2013	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

