Form 10-Q
period 2013-10-31
Comjoyful International Co
filed 2013-12-16
CIK 13033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013.

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
Yes☒ No ☐

The Registrant had 2,080,873 shares of common stock outstanding on December 13, 2013.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY
Balance Sheets

	October 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Other payable –related party	$142,766	$47,000
TOTAL CURRENT LIABILITIES	142,766	47,000

TOTAL LIABILITIES	142,766	47,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value 100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value 50,000,000 shares authorized; 2,080,873 shares issued and outstanding at October 31, 2013 and April 30, 2013, respectively	20,808	20,808
Additional paid-in-capital	33,156,398	33,156,398
Accumulated deficit	(33,319,972)	(33,224,206)
TOTAL STOCKHOLDERS’DEFICIT	(142,766)	(47,000)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY
Statements of Operations

	Three months ended October 30,		Six months ended October 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Professional fees	$48,698	$2,628	$94,741	$14,130
Other	-	330	1,025	640
TOTAL OPERATING EXPENSE	48,698	2,958	95,766	14,770

LOSS FROM OPERATIONS	(48,698)	(2,958)	(95,766)	(14,770)

OTHER EXPENSE
Interest expense	-	(2,727)	-	(5,453)
TOTAL OTHER EXPENSE	-	(2,727)	-	(5,453)

NET LOSS	(48,698)	(5,685)	(95,766)	(20,223)

LOSS PER SHARE BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	2,080,873	2,039,660	2,080,873	2,023,094

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY
Statements of Cash Flows

	Six months ended October 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,766)	$(20,223)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued interest payable	-	5,452
Accounts payable	-	9,999

NET CASH USED IN OPERATING ACTIVITIES	(95,766)	(4,772)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from a related party	95,766	3,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,766	3,500

Net (decrease)/increase in cash and cash equivalents	-	(1,272)
Cash and cash equivalents at beginning of period	-	2,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for Interest Expenses	$-	$-
Cash paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Shares issued for a liability transferred to a shareholder	$-	$74,345

The accompanying notes are an integral part of these financial statements

COMJOYFUL INTERNATIONAL COMPANY
Notes to the Financial Statements
 October 31, 2013

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

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the Company agreed to assume the debt of $74,345 owed by the company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the company's common stock. The stock was valued at $1.00 per share, which was negotiated by both parties. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the issued and outstanding Common Stock.

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

NOTE 2. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has recurring losses and an accumulated deficit of $33,319,972 and $33,224,206 as of October 31, 2013 and April 30, 2013, respectively. The Company currently does not have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Through October 31, 2013 and April 30, 2013, Wuxi KangJiaFu Royal Traditional Investment Management Co., Ltd (the "Wuxi KJF") has advanced the Company $142,766 and $47,000 which is non-interest bearing. The Company's President Mr. Liao owns a 60.004% equity interest of Wuxi KJF.

Through October 31, 2012, the Company's former President has advanced the Company $65,025. The advances bear an annual interest rate of six percent and have no specific repayment terms. During the three months period ended October 31, 2012 the Company recorded accrued interest payable of $971. During the six months period ended October 31, 2012 the Company recorded accrued interest payable of $1,942. On December 12, 2012, advances from the Company's former President and related accrued interest payable were paid off by the Purchaser in accordance with the Stock Purchase Agreement.

NOTE 6. NOTE PAYABLE

Effective October 20, 2009, the Company gave a demand promissory note, in exchange for payables, to Daniel Wettreich, its former CEO and majority shareholder, for $116,511 without interest. On November 20, 2009, Mr. Wettreich sold the demand promissory note to an unrelated third party. On July 20, 2010, the demand promissory note was cancelled and a new interest-bearing promissory note was issued as a substitute. The July 20, 2010 Promissory Note is in the principal amount of $117,000, bears an annual interest rate of six percent, is due and payable on November 30, 2015 and is collateralized by all the assets of the Company. During the three months ended October 31, 2013 and 2012, the Company recorded interest of $nil and $1,756, respectively. During the six months ended October 31, 2013 and 2012, the Company recorded interest of $nil and $3,511, respectively.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

		Estimated
	NOL	Tax		Change in
	Carry-	Benefit	Valuation	Valuation	Net Tax
Period Ending	forward	from NOL	Allowance	Allowance	Benefit

October 31, 2013	$488,646	$90,400	$(90,400)	$(17,717)	$-
April 30, 2013	$392,880	$72,683	$(72,683)	$(13,349)	$-

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes. The Company did not recognize any income tax due to an uncertain tax position or incur any interest and penalties related to potential underpaid income tax expenses during the six months ended October 31, 2013 and 2012 as management believes there were none as of October 31, 2013 and 2012, respectively.

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

On September 21, 2012, Andrea Lucanto ("Ms. Lucanto"), the sole officer and director of the Company agreed to assume the debt of $74,345 owed by the Company to a third party. In exchange Ms. Lucanto was issued 74,345 shares of the Company's Common Stock. The stock was valued at $1.00 per share, which was negotiated by both parties. Upon issuance of the shares Ms. Lucanto owns 1,784,497 shares of Common Stock, or approximately 85.76% of the total issued and outstanding Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on the basis that the Company will continue to operate throughout the next twelve months as a going concern. The Company has recurring losses and an accumulated deficit of $33,319,972 and $33,224,206 as of October 31, 2013 and April 30, 2013, respectively. The Company currently does not have any revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company through advances from existing shareholders. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. In the event that the Company is not able to obtain funding, it will not be able to implement or may be required to delay all or part of the business plan, and the ability to attain profitable operations, generate positive cash flows from operating and investing activities and materially expand the business will be materially adversely affected. The accompanying financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Net cash used in operating expenses for the six months ended October 31, 2013 was $95,766 compared with $4,772 for the six months ended October 31, 2012. This was mainly because of the increase of net loss. Net cash provided by investing activities were both $nil for the six months ended October 31, 2013 and 2012. Net cash provided by financing activities for the six months ended October 31, 2013 was $95,766 compared with $3,500 provided for the six months ended October 31, 2012. This was mainly due to increase advance from related party for professional service.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ended October 31, 2013 and 2012 were both nil. For the three months ended October 31, 2013, the Company incurred a net loss from operations of $48,698, and a net loss of $48,698. For the three months ended October 31, 2012 the Company incurred a net loss from operations of $2,958 and a net loss of $5,685. The increase in net loss is due to the increase in fees for professional services.

The Company's revenue for the six months ended October 31, 2013 and 2012 were both nil. For the six months ended October 31, 2013, the Company incurred a net loss from operations of $95,766, and a net loss of $95,766. For the six months ended October 31, 2012 the Company incurred a net loss from operations of $14,770 and a net loss of $20,223. The increase in net loss is due to the increase in fees for professional services

OFF-BALANCE SHEET ARRANGEMENTS

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our sole officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of October 31, 2013, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2013:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 16, 2013	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

