Form 10-Q
period 2014-03-31
Comjoyful International Co
filed 2014-05-30
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

Yes☐ No ☒

The Registrant had 2,080,873 shares of common stock outstanding on May 27, 2014.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$45,091	$21,536
Due from a related party	-	149,372
Inventories	101,111	117,935
Other current assets	74,820	35,277
Total current assets	221,022	324,120

Property and equipment, net	1,422,480	1,523,663
Advance payment for leasehold improvements	745,682	713,894
Rental deposits	96,828	97,636
Intangible assets, net	14,246	17,122
Total Assets	$2,500,258	$2,676,435

Liabilities and Stockholders’ Deficit
Current liabilities:
Other current liabilities	$1,298,234	$1,197,223
Due to third parties	781,608	738,884
Due to an owner	501,564	494,504
Unearned income	3,548,671	3,715,753
Total current liabilities	6,130,077	6,146,364

Advances from investors of new clubs	550,039	3,743,333
Total liabilities	6,680,116	9,889,697

Commitments and Contingencies

Deficit
Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20,808	9,083
Additional Paid-in capital	3,139,140	725,473
Due from an owner	(1,681,060)	(2,423,615)
Accumulated deficit	(5,403,730)	(4,816,088)
Accumulated other comprehensive income	(17,999)	(50,682)
Total Comjoyful International Company stockholders’ deficit	(3,942,841)	(6,555,829)
Non-controlling interests	(237,017)	(657,433)
Total Deficit	(4,179,858)	(7,213,262)

Total Liabilities and Deficit	$2,500,258	$2,676,435

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$362,767	$128,739
Cost of revenues	(454,948)	(240,239)
Gross loss	(92,181)	(111,500)

Operating expenses
Selling and general and administrative expenses	(511,204)	(360,919)
Total operating expenses	(511,204)	(360,919)

Loss from operations	(603,385)	(472,419)

Other income/(expenses)
Interest income/(expenses)	(7,124)	31
Other expenses	(329)	(132)
Total other expenses	(7,453)	(101)

Loss before income taxes expenses	(610,838)	(472,520)
Income tax expenses	-	-
Net loss	(610,838)	(472,520)
Less: Net loss attributable to non-controlling interests	(23,196)	(137,025)
Net loss attributable to Comjoyful International Company	(587,642)	(335,495)

Comprehensive income
Net loss	(610,838)	(472,520)
Foreign currency translation adjustment	17,712	(9,369)
Total comprehensive loss	(593,126)	(481,889)
Less: Comprehensive loss attributable to non-controlling interests	(38,167)	(137,011)
Comprehensive Loss Attributable to Comjoyful International Company	$(554,959)	$(344,878)

Loss Per Share Basic and Diluted	$(0.31)	$(0.37)
Weight Average Number of Common Shares Outstanding-Basic and Diluted	1,872,423	908,339

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(610,838)	$(472,520)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	101,875	125,429
Amortization of intangible assets	2,755	1,303

Changes in current assets and liabilities:

Inventories	15,966	(8,577)
Other current assets	(40,131)	18,855
Other current liabilities	110,926	105,928
Unearned income	(137,348)	(111,003)
Net cash used in operating activities	(556,795)	(340,585)

Cash flows from investing activities:
Cash paid to purchase property, plant and equipment	(12,640)	(26,757)
Advance payment for leasehold improvements	(37,976)	(47,025)
Net cash used in investing activities	(50,616)	(73,782)

Cash flows from financing activities:
Loan to an owner	(69,206)	(176,712)
Collection from an owner	648,611	414,054
Due to an owner	11,235	10,973
Due to third parties	49,201	-
Net cash provided by financing activities	639,841	248,315

Effect of foreign exchange rate on cash	(16,259)	853

Net change in cash	16,171	(165,199)

Cash at beginning of year	28,920	190,290
Cash at end of the period	$45,091	$25,091

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in other current liabilities	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Comjoyful International Company (the "Company"), formerly known as Camelot Corporation ("Camelot Colorado"), was incorporated pursuant to the laws of the State of Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998 all employees of the Company were terminated.

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

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands ("Comjoyful BVI"), and Ms. Lucanto entered into a Stock Purchase Agreement pursuant to which Ms. Lucanto sold to Comjoyful BVI 1,784,497 shares of the Common Stock, representing approximately 85.76% of the total issued and outstanding shares of Common Stock (the "Transaction"). At the closing of the Transaction, Ms. Lucanto resigned from her positions as officer and director of the Company. As a result, Comjoyful BVI attained voting control of the Company, and Mr. Yazhong Liao became the Chief Executive Officer, President and Chief Financial Officer, and was also appointed as a director of the Company.

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

On January 17, 2014 (the “Signing Date”), through a series of contractual arrangements (the “VIE Agreements”), the Company acquired Wuxi Kangjiafu Royal Traditional Investment Management Co., Ltd. (“Wuxi KJF”), a company based in Wuxi, Jiangsu province, the People’s Republic of China (the “PRC” or “China”), in the business of operating healthcare clubs specialized in providing Chinese traditional physiotherapy services and other relaxing treatments For proposes of entering into the VIE Agreements, Nanjing Kangjiafu Investment Consulting Co., Ltd. (the “Nanjing KJF”) was incorporated in June 2013 by our fully-owned subsidiary, Comjoyful Industrial Development Limited, a Hong Kong company incorporated in April 2013.

Entrusted Management Agreement

Pursuant to an entrusted management agreement (the “Entrusted Management Agreement”) among Yazhong Liao (“Mr. Liao”), Zhangmei Zhang (“Ms. Zhang”), Huiwen Qu (“Mr. Qu”) (collectively, the “Wuxi KJF Shareholders”), and Nanjing KJF, agreed to entrust the business operations and management of Wuxi KJF to Nanjing KJF until Nanjing KJF acquires all of the assets or equity of Wuxi KJF (as more fully described under “Exclusive Option Agreement” below). Pursuant to the Entrusted Management Agreement, Nanjing KJF manages all of Wuxi KJF’s operations, and controls all of Wuxi KJF’s cash flow and assets through entrusted or designated bank accounts, and Nanjing KJF assumes all the operation risks and bears all losses of Wuxi KJF, including paying all Wuxi KJF’s debts to the extent Wuxi KJF is not able to pay such debts. Nanjing KJF has right to collect a management fee from Wuxi KJF, which shall be paid after payment of a certain service fee to Nanjing KJF, as more fully described in the section entitled “Exclusive Technology Service Agreement” below. Wuxi KJF must appoint the persons designated by Nanjing KJF to be its executive director or directors, general manager, chief financial officer and any other senior officers. The Entrusted Management Agreement will remain in effect until Nanjing KJF acquires Wuxi KJF or Wuxi KJF is dissolved.

Shareholders’ Voting Proxy Agreement

Pursuant to a shareholders’ voting proxy agreement (the “Shareholders’ Voting Proxy Agreement”) between the Wuxi KJF Shareholders and Nanjing KJF, the Wuxi KJF Shareholders irrevocably appointed the designee of Nanjing KJF as their proxy to vote on all matters with respect to the Wuxi KJF Shareholders’ shares of Nanjing KJF. The Shareholders’ Voting Proxy Agreement may not be terminated prior to the completion of acquisition of all assets or equity of Wuxi KJF by Nanjing KJF.

Exclusive Option Agreement

Pursuant to the exclusive option agreement (the “Exclusive Option Agreement”) among the Wuxi KJF Shareholders, Wuxi KJF and Nanjing KJF, the Wuxi KJF Shareholders and Wuxi KJF granted Nanjing KJF an irrevocable, exclusive purchase option to purchase all or part of the shares of Wuxi KJF held by the Wuxi KJF Shareholders, and all the assets and business of Wuxi KJF. The option is exercisable at any time but only to the extent that such purchase does not violate any PRC law then in effect. The exercise price will be the minimum price permitted under then applicable PRC law. Only the Nanjing KJF has the power to terminate the Exclusive Option Agreement.

Exclusive Technology Service Agreement

Pursuant to the technology service agreement between Wuxi KJF and Nanjing KJF (the “Exclusive Technology Service Agreement”), Wuxi KJF engaged Nanjing KJF as the sole technology service provider relating to, among other things, consultation of product marketing, investment management, global marketing, enterprise management and certain other business services required by Wuxi KJF. Pursuant to the Exclusive Technology Service Agreement, Wuxi KJF agreed to pay a service fee to Nanjing KJF based on certain factors set forth in the agreement, and Wuxi KJF agreed not to engage any third party for any of its technology services provided under the agreement. In addition, Nanjing KJF exclusively owns all intellectual property rights resulting from the performance of this agreement. The Exclusive Technology Service Agreement will remain in effect until the acquisition of all assets or equity of Wuxi KJF by Nanjing KJF is completed or Wuxi KJF is dissolved.

Share Equity Pledge Agreement

In order to guarantee the performance by Wuxi KJF and Wuxi KJF Shareholders of their respective obligations under the VIE Agreements, Wuxi KJF, the Wuxi KJF Shareholders and Nanjing KJF entered into a Share Equity Pledge Agreement, pursuant to which the Wuxi KJF Shareholders pledged to Nanjing KJF all of their rights, titles and equity interest in Wuxi KJF, including the right to all dividends, money, interest, voting and other rights and benefits arising in respect of such equity interests. The Share Equity Pledge Agreement also prohibits the Wuxi KJF Shareholders from transferring their equity interests in Wuxi KJF while the agreement remains in effect.

As a result of the transactions described above, Comjoyful International Company became the record and beneficial owner of the share capital of Wuxi KJF and its subsidiaries indirectly. The reverse recapitalization of the Company was consummated.

Wuxi KJF, formerly known as Wuxi KangJiaFu Royal Traditional Health Management Co., Ltd., was incorporated in Wuxi City, Jiangsu Province of PRC on September 17, 2010, as a limited liability company which was 60% owned by Wuxi KangJiaFu Biotech Technology Co., Ltd, (the "KJF Biotech") and 40% owned by 20 individual shareholders with 2% each (the "Other Founders"). The Company is principally engaged in providing an integrated suite of physiotherapy services and solutions to individual customers.

On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of Wuxi KJF transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively.

Wuxi Binhu District KangJiaFu Royal Traditional Health Preserving Club (the "Wuxi Club") was incorporated in Wuxi City, Jiangsu Province of PRC on January 26, 2011 as a limited partnership. 39.8% of Wuxi Club was owned by Wuxi KJF, 60% was owned by 10 individual limited partners and 0.2% was owned by general partner Huiwen Qu. When Wuxi Club was incorporated, Wuxi KJF signed Unanimous Action Letter together with other 10 limited partners and one general partner. Pursuant to the Unanimous Action Letter, Wuxi KJF and the other 11 partners agreed that they would vote in concert on corporate matters with respect to Wuxi Club. Therefore, Wuxi KJF has the controlling voting interest of Wuxi Club and Wuxi Club is consolidated as a subsidiary of Wuxi KJF.

On November 15, 2012, KJF Group Inc. (the “KJF Group”) was incorporated in British Virgin Islands as a BVI Business Company. On November 15, 2012, KJF Group issued 50,000 shares with a par value of US$1.00 to 195 members. Mr. Yazhong Liao, Ms. Zhangmei Zhang, Mr. Huiwen Qu, Ms. Xiuxia Ji and Mr. Yimin Gu owned 14.994%, 13.994%, 11.996%, 4.998% and 4.918% ordinary shares of KJF Group, respectively, which is 50.9% in total. The other 190 individuals owned 49.1% ordinary shares of KJF Group. These 190 individuals are all individual investors Wuxi KJF entered into partnership co-investment agreements with in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. By issuing shares of KJF Group to these investors, Wuxi KJF has entered into agreement with them that the initial co-investment agreements were forfeited and their investment in clubs would be consideration for subscribing KJF Group’s shares at RMB100,000 for 99 shares (the “New Agreement”). The New Agreement is effective upon the consummation of the going public of Wuxi KJF. Equity interest of the above 190 individual investors in correspondence clubs would be returned if the going public did not consummate.

On December 18, 2012, in accordance with the New Agreement, the new partners Ms. Qiuqiu Qian, Mr. Mingjie Xu and Mr. Xinhua Gu signed All Partners Resolution together with Wuxi KJF, 10 individual limited partners and general partner Huiwen Qu. According to the All Partners Resolution, 10 individual limited partners transferred all of their shares in Wuxi Club to the new partners and Wuxi KJF. Therefore, Wuxi KJF, Ms. Qiuqiu Qian, Mr. Mingjie Xu, Mr. Xinhua Gu, and Mr. Huiwen Qu owned 96.2%, 1.2%, 1.2%, 1.2%, and 0.2% equity interest of Wuxi Club, respectively. On January 17, 2014, as the consummation of the going public of Wuxi KJF become effective though the reverse recapitalization of the Company, non-controlling interests of the total equity interest in Wuxi Club decreased from 60.2% to 3.8%.

Nanjing KangJiaFu Royal Traditional Health Preserving Club (the "Nanjing Club") was originally founded in Nanjing City, Jiangsu Province of PRC on August 31, 2012, as a limited partnership which was 58.33% owned by Wuxi KJF, 41.59% owned by 20 individual limited partners and 0.08% owned by general partner Huiwen Qu. In accordance with New Agreement, Wuxi KJF owned 79.17% of the total equity interest in Nanjing Club and Non-controlling interest owned 20.83% of the total equity interest in Nanjing club, respectively. On January 17, 2014, as the consummation of the going public of Wuxi KJF become effective though the reverse recapitalization of the Company, non-controlling interests of the total equity interest in Nanjing Club decreased from 41.67% to 20.83%.

Jintan KangJiaFu Royal Traditional Health Investment Management Co., Ltd. (the "Jintan Club") was originally founded in Jintan City, Jiangsu Province of PRC on October 10, 2013, as a subsidiary which was 100% owned by Wuxi KJF.

2.	GOING CONCERN

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $610,838 for the three months ended March 31, 2014 and $472,520 for the three months ended March 31, 2013, negative working capital of $5,909,055 as of March 31, 2014 and 5,822,244 as of December 31, 2013, and has a total deficit of $4,179,858 as of March 31, 2014 and $7,213,262 as of December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The management plans to raise necessary working capital by developing new products, and the stockholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. KJF Biotech has also committed to repay $2,423,615 to Wuxi KJF during the year 2014 (Note 16). There are no assurances that the Company will be successful in achieving these goals.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated financial statements

The interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim consolidated financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations for three months ended March 31, 2014 and 2013, and its consolidated cash flows for the three months ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods..

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollar (the “USD”) and the functional currency of Wuxi KJF is Renminbi (the “RMB”) as China is the primary economic environment in which they operate.

For financial reporting purposes, the financial statements of Wuxi KJF, which are prepared using RMB, are translated into the reporting currency, United States dollar ("U.S. dollar") so to be consolidated with the Company’s. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenues and expenses are translated using average rates prevailing during the reporting period. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in owners’ deficit. Transaction gains and losses are recognized in the statements of operations and comprehensive income.

The exchange rates applied are as follows:

	March 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1632	6.1122

	Three months ended March 31,
	2014	2013
Items in the statements of operations and comprehensive income, and statements cash flows	6.1177	6.2814

Use of estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and assumptions including those related to the useful lives and recoverability of the carrying amount of property, plant and equipment, impairment of long-lived assets, and deferred tax based on historical experience and various other factors believed to be reasonable under the circumstances, and accruals for income tax uncertainties and other contingencies. Changes in facts and circumstances may result in revised estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits or liquid investments that are placed with banks and other financial institutions and are unrestricted as to withdrawal or use, or have remaining maturities of three months or less.

Inventories

Inventories are materials used in the physiotherapy process. Such items include; Chinese traditional medicine packages, essential oil, towels and so on, are stated at the lower of cost or market value. Cost is determined using weighted average method.

Fair value of financial instruments

ASC Topic 820 "Fair Value Measurement and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates their hierarchy disclosures in each quarter.

Financial instruments include cash and cash equivalents, advance to suppliers, other current assets, amounts due from related parties, amounts due to related parties, and other current liabilities. The carrying amount reported in consolidated balance sheets approximated their fair values because of the short maturity of these instruments.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing that asset to its present working condition and location for its intended use. Repairs and maintenance of fixed assets are expensed as incurred. Subsequent expenditures for major reconstruction, expansion, improvement and renovation are capitalized when it is probable that future economic benefits in excess of the original assessment of performance will flow to the Company. Capitalized expenditures arising from major reconstruction, expansion and improvement are depreciated using the straight-line method over the remaining useful lives of the fixed assets. Capitalized expenditures arising from the renovation of fixed assets are depreciated on the straight-line basis over the expected beneficial periods.

The leasehold improvements represent the actual cost for bringing the club spaces and office spaces, the Company leased to the condition necessary for their intended use (to provide service to our customers or to provide work place for administrative staff). The costs include payments to fitment construction companies, construction materials, air conditioning system, electricity system, etc. Leasehold improvements are amortized over 5-year period, which is the shorter of the lease term and estimated useful life.

Depreciation is provided to write off the cost of property and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated salvage values, using the straight-line method:

Furniture, computer and electronic equipment and leasehold improvement	5 years
Office equipment	5 years
Motor vehicle	5 years

Management estimates the salvage value of property plant and equipment to be 5% of original value excluding leasehold improvement. The salvage value of leasehold improvement estimated by the management is 0%.

Intangible assets

Intangible assets include software and are stated at cost less accumulated amortization.

Intangible assets are amortized using the straight-line basis over the estimated useful lives as follows:

Accounting and operational software	5 years

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and purchased intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of nil and $955,466 for the three months ended March 31, 2014 and for the year ended December 31, 2014 respectively. (See Note 6)

Revenue recognition

Revenues are recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Service Revenue

The Company generates service revenue primarily from providing physiotherapy service including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for the pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to the customer, and there is no expiration date for the prepayment.

Sundry Foods Revenue

The Company also sells sundry foods to the individual customers when provided with physiotherapy services. Sundry Food Revenue is recognized after foods are delivered, the price is fixed or determinable and collection of the receivable is reasonably assured.

Cost of Revenues

Cost of revenues primarily consists of salaries, bonuses and allowances paid to physiotherapists and other service staff, rental payments, materials consumed during the physiotherapy, the depreciation and amortization of property and equipment, and the business taxes.

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the three months ended March 31, 2014 and 2013 were $170,230 and $163,769, respectively.

Wuxi KJF and Wuxi Club signed the lease agreement and property management agreement with the same landlord as their office and operation are in the same premise in July 2010. The lease term was 9 years with no renewal period. The rental increases 16.7% at the end of the third year and 21.4% at the end of the sixth year, and the property management fee remains flat.

Nanjing Club signed the lease and property management agreement in August 2011. The lease term was 10 years with no renewal period. There was a 184-day rental holiday at the inception of the lease and the rental increases 5% each year from the third year of the lease term and the property management fee remains flat.

Jintan Club signed the lease and property management agreement in April 2012. The lease term was 10 years with no renewal period. The rental increases 6% each year and the property management fee remains flat.

Wuxi KJF signed the lease and property management agreement for future Nantong Club in September 2011. The lease term was 10 years with no renewal period. There was a 150-day rental holiday at the inception of the lease and the rental increases 5% at the end of the third year and the end of the sixth year, and the property management fee remains flat.

Income taxes

Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Net operating loss carry forwards and credits are applied using enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provision for income taxes.

Comprehensive loss

Comprehensive loss includes net loss and foreign currency translation adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of March 31, 2014 and December 31, 2013, the Company held cash in banks of $19,961 and $3,077, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in Mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

Recently issued accounting pronouncements

There were various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

4.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Medicinal materials	$62,574	$81,310
Other materials	38,537	36,625

Total	$101,111	$117,935

5.	OTHER CURRENT ASSETS

Other current assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Advances to staff for business use	$13,594	$10,542
Others	61,226	24,735

Total	$74,820	$35,277

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$3,222,248	$3,249,135
Furniture and office equipment	162,619	152,256
Computer and electronic equipment	105,564	105,512
Motor vehicle	15,919	16,052
	3,506,350	3,522,955

Less: Accumulated depreciation and amortization	(1,123,582)	(1,030,991)
Less: Accumulated impairment	(960,288)	(968,301)

Total	$1,422,480	$1,523,663

Depreciation and amortization expenses for the three months ended March 31, 2014 and 2013 were $101,875 and $125,429, respectively.

During the year ended December 31, 2013, a construction of a shopping mall was started around the location of Nanjing Club and significantly reduced Nanjing Club’s business. The construction is expected to take at least two years. In December 2013, the Company has decided to take voluntary action to temporarily suspend our business in Nanjing Club and reassess operations as Nanjing Club has been incurring significant operating losses. The reassessment was set to start from January 2014 and we expected to reopen Nanjing Club in June 2014. The Company determined that the sum of undiscounted cash flows from Nanjing Club is expected to be less than the carrying value of such long-lived assets group, and accordingly evaluated the impairment loss on the long-lived assets and recorded an impairment loss in the amount of $955,466 for the year ended December 31, 2013. The impaired assets were mainly leasehold improvements of Nanjing Club and furniture and office equipment in it. The fair value of the impaired long-lived assets was determined by the discounted cash flows from Nanjing Club future operation and determined to be $24,913 as of December 31, 2013.

The Company applies ASC topic 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

In accordance with ASC 820, the impaired long-lived assets of Nanjing Club is classified within Level 3 as the Company measures the fair value with the discounted cash flows from Nanjing Club future operation. This estimated assets was derived through application of the income approach which included the estimation of Nanjing Club’s following five years of pre-tax income, based on actual historical operating results coupled with management’s best estimate of future performance and certain market assumptions, and the estimation of the disposal value at the end of the five years. The Company applied a discount rate of approximately 16% as at December 31, 2013 which was determined through the assessment of the Company-specific and industry-specific risks.

7.	ADVANCE PAYMENT FOR LEASEHOLD IMPROVEMENT

Wuxi KJF has paid in advance to decoration suppliers for leasehold improvement for the new clubs. As of March 31, 2014 and December 31, 2013, the balance of advance payment for leasehold improvement amounted to $745,682 and $713,894, respectively.

8.	RENTAL DEPOSITS

Wuxi KJF rents premises for its business clubs and was required to pay rental deposits pursuant to rental agreements and the rental deposits will be refunded after the lease terminates. As of March 31, 2014 and December 31, 2013, the rental deposits amounted to $96,828 and $97,636, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Unaudited)
Accounting and operational software	$21,876	$22,058
Less: Accumulated amortization	(7,630)	(4,936)

Total	$14,246	$17,122

Amortization expenses for the three months ended March 31, 2014 and 2013 were $2,755 and $1,303, respectively. The estimated annual amortization expense for intangible asset is $4,412 for the years ended December 31, 2014, 2015 and 2016, $3,840 for the year ended December 31, 2017 and $79 for the year ended December 31, 2018.

10.	OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Payable for leasehold improvement and accrued rental expenses	$1,162,134	$1,093,125
Payroll payable	71,984	53,499
Other tax payable	64,116	50,599

Total	$1,298,234	$1,197,223

11.	DUE TO THIRD PARTIES

On June 3, 2013, Wuxi KJF borrowed $460,151 from individual investor Teng Guoxiang for Jintan Club decoration with annual interest rate 4.2%, matured on March 31, 2014. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to December 31, 2014

On September 30, 2013, Wuxi KJF borrowed $81,127 from individual investor Bai Xiang for Jintan Club decoration with annual interest rate 10.9%, maturing on August 31, 2014.

On September 1, 2013, Jintan Club entered into a loan agreement with individual investor Teng Guoxiang with up-limit RMB 5 million ($811,267). Jintan Club has outstanding loan $236,436 and $189,163 from Teng Guoxiang for Jintan Club decoration interest free as of March 31, 2014 and December 31, 2013, respectively. The agreement expires on August 31, 2018, and the lender could demand the repayment with 30 days in-advance notice.

Interest expense for the above loans was $7,136 and nil for the three months ended March 31, 2014 and 2013.

The weighted average interest rate on these loans outstanding as of the date of March 31, 2014 was 3.62%. The weighted average interest rate on these loans outstanding as of the date of December 31, 2013 was 3.86%, respectively.

12.	ADVANCES FROM INVESTORS OF NEW CLUBS

Wuxi KJF entered into partnership co-investment agreements with 401 individual investors in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. As of March 31, 2014, only Wuxi Club, Nanjing Club and Jintan Club had started operations, and other clubs were still in start-up stage. As of December 31, 2013, advances from investors of new clubs amounted to $3,743,333. The amount is non-interest bearing and would be invested into the new clubs as capital once they are founded per the original co-investment agreements. However per the New Agreements (See Note 1), 190 of the 401 investors entered into with Wuxi KJF, their investment of $3,188,705 in clubs would became consideration for subscribing KJF Group’s shares at RMB100,000 for 99 shares. The new agreement is effective upon the consummation of the reverse recapitalization between Wuxi KJF and the Comjoyful. Equity interests of the above 190 individual investors in correspondence clubs would be returned if the reverse recapitalization did not consummate. On January 17, 2014, the reverse capitalization between Wuxi KJF and the Comjoyful was consummated; therefore, the balance of advance from investors of new clubs was decreased to $550,039 as of January 17, 2014.

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	March 31, 2014	December 31, 2013
	(Unaudited)
Unearned income	$3,548,671	$3,715,753

The balances of unearned income as of March 31, 2014 and December 31, 2013 represented prepayment made by the customers for prepaying massages service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment.

14.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Comjoyful International Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

Comjoyful Industrial Development Limited ("Comjoyful HK") is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from the year 2012 to 2013. Comjoyful HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2013 and 2012, and therefore, Comjoyful HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The entities incorporated in PRC file separate tax returns to PRC taxation authorities. Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The entities are subject to income tax rate of 25%, unless otherwise specified.

The Company’s VIE files separate tax returns to PRC taxation authorities.

Wuxi KJF, Nanjing KJF and Jintan Club

Nanjing KJF, Wuxi KJF and Jintan Club are subject to PRC Enterprise Income Tax ("EIT") on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Three months ended March 31,
	2014		2013
		%		%
Reconciling items:
PRC statutory tax rate	(25)		(25)
Non- deductible expenses	14		22
Change in valuation allowance	11		3

Effective tax rate	0		0

Wuxi KJF and Jintan Club had deferred tax assets of approximately $806,972 and $696,098 as of March 31, 2014 and December 31, 2013, respectively that consist of tax loss carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, Wuxi KJF and Jintan Club do not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to the individual income tax ("IIT") on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. The IIT is calculated by taxable income multiplying with applicable tax rate, and then minus deducting amount. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended March 31, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

The Company did not identify significant unrecognized tax benefits for the three months ended March 31, 2014 and 2013. They did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of pronouncement issued by FASB regarding accounting for uncertainty in income taxes did not have a significant impact on the unrecognized tax benefits within 12 months from March 31, 2014.

15.	EMPLOYEE BENEFIT PLAN

Full time employees of the Company and Wuxi KJF located in the PRC (mainland), participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The Company and Wuxi KJF accrue for these benefits based on certain percentages of the employees' salaries. The Company and Wuxi KJF accrued the welfare benefits of $27,405 and $39,810 for the three months ended March 31, 2014 and 2013, respectively.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During three months ended March 31, 2014 and 2013, Wuxi KJF recorded $15,428 and $11,596 expenses for those shared officers and employees in selling and general and administrative expenses, respectively.

Due from an owner of $1,681,060 and $2,423,615 as of March 31, 2014 and December 31, 2013 was non-interest bearing loan to KJF Biotech that was primarily to KJF Biotech to support KJF Biotech’s operations. Pursuant to an agreement between the Wuxi KJF and KJF Biotech, the amount due from KJF Biotech as of December 31, 2012 should be repaid as below terms:

Terms	Repayment (percentage of total amount)
By June 30, 2013	10%
By December 31, 2013	25%
By June 30, 2014	30%
By December 31, 2014	35%
Total	100%

The balance was classified as a receivable in the equity as of March 31, 2014 and December 31, 2013, respectively.

During three months ended March 31, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $69,206, and KJF Biotech repaid to Wuxi KJF $648,611 and during three months ended March 31, 2013, the amount of loans Wuxi KJF made to KJF Biotech was $176,712, and KJF Biotech repaid to Wuxi KJF $414,032.

The balances of due to an owner as of March 31, 2014 and December 31, 2013 were $501,564 and $494,504, respectively, and represented payment made by KJF Biotech for operation purposes on behalf of Wuxi Club. During three months ended March 31, 2014 and 2013, KJF Biotech made in total $11,235 and $10,973 payments for Wuxi Club, respectively.

The Company’s trademark “Kangjiafu” was registered by KJF Biotech and the Company licensed it from KJF Biotech for free. The license agreement expires in November 2018.

Due from a related party of $149,372 represented expenses Wuxi KJF paid on behalf of Comjoyful International Company during the year ended December 31, 2013 and is non-interest bearing.

17.	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2014 and December 31, 2013, the Company held cash in banks of $19,961 and $3,077, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No single customer accounted for 10% or more of total sales for the three months ended March 31, 2014 and 2013. No single suppliers accounted for 10% or more of total inventory and service purchases for the three months ended March 31, 2014 and 2013.

18.	COMMITMENTS AND CONTINGENCY

Capital commitments

As of March 31, 2014, there were capital commitments amounting to $83,666 which were mainly related the leasehold improvements of the new clubs.

Operating lease commitments

The Company leased offices spaces and employee living spaces under non-cancellable operating leases.  Future minimum rental commitments for the next five years are as follows:

December 31,

2014	$485,597
2015	667,744
2016	702,516
2017	731,626
2018	785,223
2019 and then after	1,572,046
Total	$4,944,752

Contingency

Wuxi Club completed fitment work at the end of 2010. Just before the local Fire Control Bureau’s issuance of the Fire Control Permit to Wuxi Club, provincial government issued a new regulation, which forbids the operation of any densely-populated business on or above 4th floors of a building. Wuxi Club is located on 29th floor of a building. The local Fire Control Bureau did not issue Fire Control Permit to Wuxi Club but verbally agreed that Wuxi Club could go on operating on the 29th floor. According to Article 58 of Fire Protection Law of the People's Republic of China, local government has the right to cease the operation of a business if the required Fire Control Permit is not obtained. The local Fire Control Bureau performed regular annual fire control inspection on Wuxi Club without any defects noted. We believe the local Fire Control Bureau has substantially approved our operations. Wuxi Club has not received any notification from the government that the operation shall be ceased. Cease of operation of Wuxi Club remains a possibility but not probable.

19.	SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate three health care clubs featuring traditional Chinese-style foot massage and other traditional relaxing treatments in Jiangsu province, China. Currently we have three clubs located in Wuxi and Nanjing and Jintan. The new club in Nantong was in start-up and promotion stage. We differentiate ourselves from other Chinese foot massage clubs based on our decorative style, club size, cultural background, and services.

Our main service is foot massage, body massage, spa, moxibustion, referred to as reflexology. In China, reflexology is widely believed to offer health and therapeutic benefits, based on ancient Chinese medical theories involving body energy system pathways and blockages that can develop, which can be reflected in other parts of the body as malady or discomfort. Western views on foot massage and massage in general are varied, with skeptics and several studies claiming little or no real therapeutic benefit. There is, however, near universal agreement that foot massage and massage are relaxing and rejuvenating.

Critical Accounting Policies, Estimates and Assumptions

Use of estimates

The preparation of the consolidated financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and assumptions including those related to the useful lives and recoverability of the carrying amount of property, plant and equipment, impairment of long-lived assets, and deferred tax based on historical experience and various other factors believed to be reasonable under the circumstances, and accruals for income tax uncertainties and other contingencies. Changes in facts and circumstances may result in revised estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits or liquid investments that are placed with banks and other financial institutions and are unrestricted as to withdrawal or use, or have remaining maturities of three months or less.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing that asset to its present working condition and location for its intended use. Repairs and maintenance of fixed assets are expensed as incurred. Subsequent expenditures for major reconstruction, expansion, improvement and renovation are capitalized when it is probable that future economic benefits in excess of the original assessment of performance will flow to the Company. Capitalized expenditures arising from major reconstruction, expansion and improvement are depreciated using the straight-line method over the remaining useful lives of the fixed assets. Capitalized expenditures arising from the renovation of fixed assets are depreciated on the straight-line basis over the expected beneficial periods.

The leasehold improvement represents the actual historical cost for bringing the club spaces and office space we leased to the condition and location necessary for their intended use (to provide service to our customers or to provide work place for administrative staff). The costs included payments to fitment construction companies, construction materials, air conditioning system, electricity system, etc. Leasehold improvement is amortized over 5-year period, which is the shorter of the lease term and estimated useful life.

Depreciation is provided to write off the cost of property and equipment over their useful lives from the date on which they become fully operational and after taking into account their estimated salvage values, using the straight-line method:

Furniture, computer and electronic equipment and leasehold improvement	5 years
Office equipment	5 years
Motor vehicle	5 years

Management estimates the salvage value of property plant and equipment to be 5% of original value excluding leasehold improvement. The salvage value of leasehold improvement estimated by the management is 0%.

Revenue recognition

Revenues are recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Service Revenue

The Company generates service revenue primarily from providing physiotherapy service including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to customer, and there is no expiration date for the prepayment.

Sundry Foods Revenue

The Company also sells sundry foods to the individual customers when provided with physiotherapy services. Sundry Food Revenue is recognized after foods are delivered, the price is fixed or determinable and collection of the receivables is reasonably assured.

Cost of Revenues

Cost of revenues primarily consists of salaries, bonuses and allowances paid to physiotherapists and other service staff, rental payments, materials consumed during the physiotherapy, the depreciation and amortization of property and equipment, and the business taxes.

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the three months ended March 31, 2014 and 2013 were $170,230 and $163,769, respectively.

Wuxi KJF and Wuxi Club signed the lease agreement and property management agreement with the same landlord as their office and operation are in the same premise in July 2010. The lease term was 9 years with no renewal period. The rental increases 16.7% at the end of the third year and 21.4% at the end of the sixth year, and the property management fee retains flat.

Nanjing Club signed the lease and property management agreement in August 2011. The lease term was 10 years with no renewal period. There was 184-day rental holiday at the inception of the lease and the rental increase 5% each year from the third year of the lease term and the property management fee remains flat.

Jintan Club signed the lease and property management agreement in April 2012. The lease term was 10 years with no renewal period. The rental increases 6% each year and the property management fee remains flat.

Wuxi KJF signed the lease and property management agreement for future Nantong Club in September 2011. The lease term was 10 years with no renewal period. There was 150-day rental holiday at the inception of the lease and the rental increases 5% at the end of the third year and the end of the sixth year, and the property management fee remains flat.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Three Months Ended March 31,
	2014	2013	Change in %
	(Unaudited)	(Unaudited)
Revenues	$362,767	$128,739	181.78%
Cost of revenues	(454,948)	(240,239)	89.37%
Gross loss	(92,181)	(111,500)	(17.33)%
Selling and general and administrative expenses	(511,204)	(360,919)	41.64%
Loss from operations	(603,385)	(472,419)	27.72%
Other expenses	(7,453)	(101)	7,279.21%
Loss before income taxes expenses	(610,838)	(472,520)	29.27%
Income tax expense	-	-
Net loss	$(610,838)	$(472,520)	29.27%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, and other therapy treatments services. For the three months ended March 31, 2014, the Company had revenues of $362,767 compared to revenues of $128,739 for the three months ended March 31, 2013, an increase of $234,028 or approximately 181.78%. The increase in revenue experienced by the Company was primarily because i) Jintan Club was established in November 2013 which contributed $133,285 revenue for the three months ended March 31, 2014 but nil for the three months ended March 31, 2013. ii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount $153,938 for the three months ended March 31, 2014 compared nil for the three months ended March 31, 2013. iii) Revenue for the three months ended March 31, 2014 did not include Nanjing club as its business was temporarily suspended, and Nanjing club contributed $30,303 for the three months ended December 31, 2013. We expect to reopen Nanjing Club in June 2014.

Cost. Our cost consists of service directed cost mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the three months ended March 31, 2014, the Company’s total cost was $454,948 compared to total costs of $240,239 for the three months ended March 31, 2013, an increase of $214,709, or approximately 89.37%. This increase in cost of revenue experienced by the Company was primarily due to i) an overall 181.78% increase in revenue. ii) Jintan Club was established in November 2013 which contributed $219,693 cost for the three months ended March 31, 2014 but nil for the three months ended March 31, 2013. iii) Cost of KJF contributed Health Recuperation Program Product amount $109.943 for the three months ended March 31, 2014 compared nil for the three months ended March 31, 2013.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $511,204 for the three months ended March 31, 2014. Compared to $360,919 for the three months ended March 31, 2013, there was an increase of $150,285, or approximately 41.64%. This increase was primarily due to 1) Selling and general and administrative expenses for Jintan Club was $91,492 for the three months ended March 31, 2014 but nil for the three months ended March 31, 2013, because Jintan Club started to operate since November 2013. 2) During the three months ended March 31, 2014, we recorded $189,969 professional service fee which is mainly related to our auditors’ service, compared $58,393 for the three months ended March 31, 2013.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the three months ended March 31, 2014 and 2013, both Wuxi KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended March 31, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Unearned income

Unearned income represents prepayment made by the customers for prepaying massages service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment.

As of March 31, 2014, we had unearned income of $3,548,671 compared to $3,715,753 as of December 31, 2013, a decrease of $167,082, or approximately 4.50%. The decrease in unearned income was the result of service revenue recognized $362,767 but only received deposit $195,683 during the three months ended March 31, 2014. As of March 31, 2014, there was 19,182 individual customers represented by unearned income compare to 18,966 individual customers as of December 31, 2013, a increase of 1.14%, and average amount is $185 as of March 31, 2014 compare to $196 as of December 31, 2013.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(556,795)	$(340,585)
Net cash used in investing activities	(50,616)	(73,782)
Net cash provided by financing activities	639,841	248,315
Effect of foreign exchange rate on cash	(16,259)	853
Net change in cash	16,171	(165,199)
Cash at beginning of year	28,920	190,290
Cash at end of the period	$45,091	$25,091

Cash flow from Operating Activities

Net cash of $556,795 was used in operating activities for the three months ended March 31, 2014 compared to net cash used in operating activities of $340,585 for the three months ended March 31, 2013, representing an increase of $216,210. The increase in net cash used in our operating activities was primarily attributable to the following reasons: 1) net loss of $610,838 for the three months ended March 31, 2014, compare to net loss of $472,520 for the three months ended March 31, 2013, which is a difference of $138,318. 2) a decrease in unearned income of $137,348 for the three months ended March 31, 2014 and a decrease in unearned income of $111,003 for the three months ended March 31, 2013, which is a difference of $26,345. This is because we received deposit $195,685 and service revenue recognized $362,767 for the three months ended March 31, 2014, while we received deposit $17,739 and service revenue recognized $108,113 for the three months ended March 31, 2013.

Cash flow from Investing Activities

For the three months ended March 31, 2014, the net cash used in investing activities was $50,616 compared to net cash used in investing activities of $73,782 for the three months ended March 31, 2013, a decrease of $23,166. The decrease in net cash used in investing activities was primarily attributable to the decrease of cash paid for property and equipment, and new clubs’ leasehold improvements and preparations. During the three months ended March 31, 2013, both Jintan Club and Nantong Club’s were under construction for leasehold improvement; while during the three months ended March 31, 2014, only Nantong Club’s construction was continuing.

Cash flow from Financing Activities

For the three months ended March 31, 2014, the net cash provided by financing activities was $639,841 compared to net cash provided by financing activities of $248,315 for the three months ended March 31, 2013, an increase of $391,526. The increase in net cash provided by financing activities was primarily attributable to the following reasons: 1) collection from owner of $648,611 for the three months ended March 31, 2014, compare to $414,054 for the three months ended March 31, 2013, which is a difference of $234,557; 2)  loan to an owner of $69,206 for the three months ended March 31, 2014 and $176,712 for the three months ended March 31, 2013, which is a difference of $107,506; 3) in order to raise necessary working capital for the new clubs’ decorations, an increase in loan from third parties of $49,201 for the three months ended March 31, 2014 and nil for the three months ended March 31, 2013.

Currently the Company generates cash to meet short-term and long-term cash requirements by several means. 1) The current main source of cash is to sell “VIP cards for Kang Jia Fu Royal Traditional Health Clubhouse” to our customers coming to our clubs to take the services. 2) During the first quarter of year 2014, relying on the mature sales channels, the Company has started to develop new products or services to expand our revenue sources. We developed Royal Tea and Royal Condiment Products, which will start to be sold in the third quarter of year 2014. The Company will also implement sales agent mechanism, and set up city-level agents. We expect to develop 15 city-level agents during the year 2014. 3) Wuxi KangJiaFu Biotech Technology Co., Ltd has also committed to repay $2,423,615 to the Company during the years 2014. 4) The majority shareholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. However, there is no assurance that the Company will be successful in achieving these goals.

Contingency

Wuxi Club completed fitment work at the end of 2010. Just before the local Fire Control Bureau's issuance of the Fire Control Permit to Wuxi Club, provincial government issued a new regulation, which forbids the operation of any densely-populated business on or above 4th floors of a building. Wuxi Club is located on 29th floor of a building. The local Fire Control Bureau did not issue Fire Control Permit to Wuxi Club but verbally agreed that Wuxi Club could go on operating on the 29th floor. According to Article 58 of Fire Protection Law of the People's Republic of China, local government has the right to cease the operation of a business if the required Fire Control Permit is not obtained. The local Fire Control Bureau performed regular annual fire control inspection on Wuxi Club without any defects noted. We believe the local Fire Control Bureau has substantially approved our operations. Wuxi Club has not received any notification from the government that the operation shall be ceased. Cease of operation of Wuxi Club remains a possibility but not probable.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Quantitative And Qualitative Disclosures About Market Risk

Foreign Exchange Risk

Our reporting currency is the U.S. dollar Transactions in other currencies are recorded in Renminbi at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The State Administration on Foreign Exchange, or SAFE, of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in the PRC is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside the PRC, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of the PRC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to USD1.0000 was RMB6.6000. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi depreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.1632 Renminbi per U.S. dollar on March 31, 2014.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on reported financial performance and asset values when measured in terms of U.S. dollars.

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2014:

1.	The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. In addition, the Company does not have accounting software to prevent erroneous or unauthorized changes to previous reporting periods.
2.	In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.
3.	There is a strong reliance on the external consultants and legal counsel to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 30, 2014	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

