Form 10-Q/A
period 2014-03-31
Comjoyful International Co
filed 2014-07-17
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

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

Yes ☐ No ☒

The Registrant had 2,080,873 shares of common stock outstanding on May 27, 2014.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Interim Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4, Controls and Procedures, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”) on May 30, 2014. This Amendment has been filed to revise certain disclosures in the Interim Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to unearned income, and property and equipment, and to revise and correct certain disclosures in Controls and Procedures, in response to the Commission’s comment letter dated June 19, 2014.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$45,091	$21,536
Due from a related party	-	149,372
Inventories	101,111	117,935
Other current assets	74,820	35,277
Total current assets	221,022	324,120

Property and equipment, net	1,422,480	1,523,663
Advance payment for leasehold improvements	745,682	713,894
Rental deposits	96,828	97,636
Intangible assets, net	14,246	17,122
Total Assets	$2,500,258	$2,676,435

Liabilities and Stockholders’ Deficit
Current liabilities:
Other current liabilities	$1,298,234	$1,197,223
Due to third parties	781,608	738,884
Due to an owner	501,564	494,504
Unearned income – current portion	684,563	679,776
Total current liabilities	3,265,969	3,110,387

Unearned income – long-term portion	2,864,108	3,035,977
Advances from investors of new clubs	550,039	3,743,333
Total liabilities	6,680,116	9,889,697

Commitments and Contingencies

Deficit
Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20,808	9,083
Additional Paid-in capital	3,139,140	725,473
Due from an owner	(1,681,060)	(2,423,615)
Accumulated deficit	(5,403,730)	(4,816,088)
Accumulated other comprehensive income	(17,999)	(50,682)
Total Comjoyful International Company stockholders’ deficit	(3,942,841)	(6,555,829)
Non-controlling interests	(237,017)	(657,433)
Total Deficit	(4,179,858)	(7,213,262)

Total Liabilities and Deficit	$2,500,258	$2,676,435

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

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1 .	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Revised Disclosure

Subsequent to original filing date, May 30, 2014, the following revised disclosures have been made:

Note 6, to present adjusted carrying amount of the long-lived assets at new cost basis after the impairment loss which was previously shown separately was netted against the long-lived assets.

Note 13, to reclassify portion of the unearned income for which the deliveries of services are expected to occur after 12 months to non-current liabilities.

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

Service Revenue

The Company generates service revenue primarily from providing physiotherapy service including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for the pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to the customer, and there is no expiration date for the prepayment. Unearned income for which the deliveries of services are expected to occur after twelve months is recognized as long-term portion of unearned income liability.

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

4.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Medicinal materials	$62,574	$81,310
Other materials	38,537	36,625

Total	$101,111	$117,935

5.	OTHER CURRENT ASSETS

Other current assets as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Advances to staff for business use	$13,594	$10,542
Others	61,226	24,735

Total	$74,820	$35,277

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$1,877,289	$1,892,953
Furniture and office equipment	99,660	88,772
Computer and electronic equipment	73,920	73,604
Motor vehicle	15,919	16,052
	2,066,788	2,071,381

Less: Accumulated depreciation and amortization	(644,308)	(547,718)

Total	$1,422,480	$1,523,663

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

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	March 31, 2014	December 31, 2013
	(Unaudited)

Current portion	684,563	679,776
Long-term portion	2,864,108	3,035,977
Total unearned income	$3,548,671	$3,715,753

The balances of unearned income as of March 31, 2014 and December 31, 2013 represented prepayment made by the customers for prepaying massages service and “Health Recuperation” service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment, and the period in which revenue will be realized is uncertain. Income from deliveries of services of $684,563 and $679,776 was expected to be earned in twelve months as of March 31, 2014 and December 31, 2013, respectively. The prepayment is not refundable once made by the customers.

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

Service Revenue

The Company generates service revenue primarily from providing physiotherapy service including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to customer, and there is no expiration date for the prepayment. Unearned income for which the deliveries of services are expected to occur after twelve months is recognized as long-term portion of unearned income liability.

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

Unearned income

Unearned income represents prepayment made by the customers for prepaying massages service and health recuperation service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment.

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

In December 2013, we developed a new service product to our customers “Health Recuperation” service. This service includes arranging a health recuperation trip for the customers to Xixiakou natural parkland and providing a health recuperation package which includes healthy food, exercise and activities. We received $102,382 advanced payment from 63 customers as of March 31, 2014. And the health recuperation trips for these customers were arranged during the year ending December 31, 2014.

Among the $3,548,671 as of March 31, 2014, we expect to realize $684,563 income from the prepaid amount in the following 12 months. $102,382 prepayment from Health Recuperation customers is expected to be fully used in the 12 months ending March 31, 2015, while $582,181 from massage service customers is expected to be used during the period, considering the current operation of our Wuxi Club and Jintan Club, and our expectation to the operation of the new Nantong Club and reopening Nanjing Club.

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

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

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

Dated: July 17, 2014	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T