Form 10-Q
period 2014-09-30
Comjoyful International Co
filed 2014-11-14
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes ☐ No ☒

The Registrant had 2,080,873 shares of common stock outstanding on November 13, 2014.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$23,082	$21,536
Due from a related party	-	149,372
Inventories	194,895	117,935
Other current assets	96,370	35,277
Total current assets	314,347	324,120

Property and equipment, net	1,240,458	1,523,663
Advance payment for leasehold improvements	720,145	713,894
Rental deposits	96,962	97,636
Intangible assets, net	13,209	17,122
Total Assets	$2,385,121	$2,676,435

Liabilities and Stockholders’ Deficit
Current liabilities:
Other current liabilities	$1,478,945	$1,197,223
Due to third parties	731,574	738,884
Due to an owner	511,068	494,504
Unearned income-current portion	748,209	679,776
Total current liabilities	3,469,796	3,110,387

Unearned income-long-term portion	2,583,507	3,035,977
Advances from investors of new clubs	550,799	3,743,333
Total liabilities	6,604,102	9,889,697

Commitments and Contingencies

Deficit
Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	20,808	9,083
Additional Paid-in capital	3,139,140	725,473
Due from an owner	(729,172)	(2,423,615)
Accumulated deficit	(6,345,904)	(4,816,088)
Accumulated other comprehensive loss	(22,063)	(50,682)
Total Comjoyful International Company stockholders’ deficit	(3,937,191)	(6,555,829)
Non-controlling interests	(281,790)	(657,433)
Total Deficit	(4,218,981)	(7,213,262)

Total Liabilities and Deficit	$2,385,121	$2,676,435

The accompanying notes are an integral part of the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$255,146	$107,469	$924,487	$327,706
Cost of revenues	(302,902)	(313,927)	(1,089,111)	(830,989)
Gross loss	(47,756)	(206,458)	(164,624)	(503,283)

Operating expenses
Selling and general and administrative expenses	(379,721)	(342,150)	(1,281,041)	(1,044,639)
Total operating expenses	(379,721)	(342,150)	(1,281,041)	(1,044,639)

Loss from operations	(427,477)	(548,608)	(1,445,665)	(1,547,922)

Other income/(expenses)
Interest income/(expenses)	(24,587)	38	(55,272)	79
Other expenses	(12,302)	(441)	(96,546)	(733)
Total other expenses	(36,889)	(403)	(151,818)	(654)

Loss before income taxes expenses	(464,366)	(549,011)	(1,597,483)	(1,548,576)
Income tax expenses	-	-	-	-
Net loss	(464,366)	(549,011)	(1,597,483)	(1,548,576)
Less: Net loss attributable to non-controlling interests	(21,915)	(160,282)	(67,667)	(439,177)
Net loss attributable to Comjoyful International Company	(442,451)	(388,729)	(1,529,816)	(1,109,399)

Comprehensive loss
Net loss	(464,366)	(549,011)	(1,597,483)	(1,548,576)
Foreign currency translation adjustment	(1,196)	(106,338)	13,346	(149,446)

Total comprehensive loss	(465,562)	(655,349)	(1,584,137)	(1,698,022)
Less: Comprehensive loss attributable to non-controlling interests	(21,992)	(159,503)	(82,940)	(436,645)
Comprehensive Loss Attributable to Comjoyful International Company	$(443,570)	$(495,846)	$(1,501,197)	$(1,261,377)

Loss Per Share Basic and Diluted	$(0.21)	$(0.43)	$(0.76)	$(1.22)

Weight Average Number of Common Shares Outstanding-Basic and Diluted	2,080,873	908,339	2,012,153	908,339

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,597,483)	$(1,548,576)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	310,742	355,870
Amortization of intangible assets	3,799	5,213
Loss of advance payment for leasehold improvements	84,081	-

Changes in current assets and liabilities:
Inventory	(77,859)	5,840
Other current assets	(61,404)	(27,616)
Due from a related party	-	(133,175)
Other current liabilities	289,498	182,041
Unearned income	(358,769)	(229,780)
Net cash used in operating activities	(1,407,395)	(1,390,183)

Cash flows from investing activities:
Cash paid to purchase property, plant and equipment	(37,762)	(50,494)
Advance payment for leasehold improvements	(95,274)	(573,037)
Purchase of intangible assets	-	(1,544)
Effect of reverse recapitalization	7,384	-
Net cash used in investing activities	(125,652)	(625,075)

Cash flows from financing activities:
Loan to an owner	(89,977)	(178,534)
Collection from an owner	1,621,979	1,468,477
Due to an owner	20,000	26,892
Due to third parties	(2,210)	540,428
Net cash provided by financing activities	1,549,792	1,857,263

Effect of foreign exchange rate on cash	(15,199)	3,215

Net change in cash	1,546	(154,780)

Cash at beginning of period	21,536	190,290
Cash at end of the period	$23,082	$35,510

Supplemental cash flow information
Interest paid	$8,124	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in other Current liabilities	$-	$111,591

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On December 18, 2012, in accordance with the New Agreement, the new partners Ms. Qiuqiu Qian, Mr. Mingjie Xu and Mr. Xinhua Gu signed All Partners Resolution together with Wuxi KJF, 10 individual limited partners and general partner Huiwen Qu. According to the All Partners Resolution, 10 individual limited partners transferred all of their shares in Wuxi Club to the new partners and Wuxi KJF. Therefore, Wuxi KJF, Ms. Qiuqiu Qian, Mr. Mingjie Xu, Mr. Xinhua Gu, and Mr. Huiwen Qu owned 96.2%, 1.2%, 1.2%, 1.2%, and 0.2% equity interest of Wuxi Club, respectively. On January 17, 2014, as the consummation of the going public of Wuxi KJF became effective though the reverse recapitalization of the Company, non-controlling interests of the total equity interest in Wuxi Club decreased from 60.2% to 3.8%.

Nanjing KangJiaFu Royal Traditional Health Preserving Club (the "Nanjing Club") was originally founded in Nanjing City, Jiangsu Province of PRC on August 31, 2012, as a limited partnership which was 58.33% owned by Wuxi KJF, 41.59% owned by 20 individual limited partners and 0.08% owned by general partner Huiwen Qu. In accordance with New Agreement, Wuxi KJF owned 79.17% of the total equity interest in Nanjing Club and Non-controlling interest owned 20.83% of the total equity interest in Nanjing club, respectively. On January 17, 2014, as the consummation of the going public of Wuxi KJF became effective though the reverse recapitalization of the Company, non-controlling interests of the total equity interest in Nanjing Club decreased from 41.67% to 20.83%.

Jintan KangJiaFu Royal Traditional Health Investment Management Co., Ltd. (the "Jintan Club") was originally founded in Jintan City, Jiangsu Province of PRC on October 10, 2013, as a subsidiary which was 100% owned by Wuxi KJF.

2.	GOING CONCERN

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $1,597,483 for the nine months ended September 30, 2014 and $1,548,576 for the nine months ended September 30, 2013, negative working capital of $3,155,449 as of September 30, 2014 and $2,786,267 as of December 31, 2013, and has a total deficit of $4,218,981 as of September 30, 2014 and $7,213,262 as of December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The management plans to raise necessary working capital by developing new products and services, and the stockholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. KJF Biotech has also committed to repay $2,423,733 to Wuxi KJF during the year 2014 (Note 16). There are no assurances that the Company will be successful in achieving these goals.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated financial statements

The interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim consolidated financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 8-K/A for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations for three and nine months ended September 30, 2014 and 2013, and its consolidated cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	September 30, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1547	6.1122

	Three months ended September 30,
	2014	2013
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1600	6.1602

	Nine months ended September 30,
	2014	2013
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1480	6.2173

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

Intangible assets consists of software and are stated at cost less accumulated amortization.

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of nil and $961,614 for the nine months ended September 30, 2014 and for the year ended December 31, 2013 respectively. (See Note 6)

Revenue recognition

Revenues are recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Service Revenue

The Company generates service revenue primarily from providing physiotherapy services including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for the pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to the customer, and there is no expiration date for the prepayment. Unearned income for which the deliveries of services are expected to occur after twelve months is recognized as long-term portion of unearned income liability.

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the nine months ended September 30, 2014 and 2013 were $506,611 and $486,066, respectively, and for the three months ended September 30, 2014 and 2013 were $168,490 and $164,506, respectively.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of September 30, 2014 and December 31, 2013, the Company held cash in banks of $10,133 and $3,077, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted for public entities. The amendments in this ASU should be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented or (2) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

Management is still evaluating the effects of adoption of this Accounting Standards Update.

4.	INVENTORIES

Inventories as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Medicinal materials	$57,444	$81,310
Other materials	137,451	36,625

Total	$194,895	$117,935

5.	OTHER CURRENT ASSETS

Other current assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Advances to staff for business use	$64,069	$24,735
Advance to a supplier	11,905	-
Others	20,396	10,542

Total	$96,370	$35,277

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$1,880,274	$1,892,953
Furniture and office equipment	100,386	88,772
Computer and electronic equipment	76,508	73,604
Motor vehicle	38,052	16,052
	2,095,220	2,071,381

Less: Accumulated depreciation and amortization	(854,762)	(547,718)

Total	$1,240,458	$1,523,663

Depreciation and amortization expenses for the three months ended September 30, 2014 and 2013 were $104,166 and $115,626, respectively, and for the nine months ended September 30, 2014 and 2013 were $310,742 and $355,870, respectively.

During the year ended December 31, 2013, a construction of a shopping mall was started around the location of Nanjing Club and significantly reduced Nanjing Club’s business. The construction is expected to take at least two years. In December 2013, the Company decided to take voluntary action to temporarily suspend our business in Nanjing Club and reassess operations as Nanjing Club has been incurring significant operating losses. In September 2014, the Company tried to reopen Nanjing Club for two days, but unfortunately, due to lack of customers and the high operation cost, the Company postponed the reopening again. The Company determined that the sum of undiscounted cash flows from Nanjing Club is expected to be less than the carrying value of such long-lived assets group, and accordingly evaluated the impairment loss on the long-lived assets and recorded an impairment loss in the amount of $955,466 for the year ended December 31, 2013. The impaired assets were mainly leasehold improvements of Nanjing Club and furniture and office equipment in it. The fair value of the impaired long-lived assets was determined by the discounted cash flows from Nanjing Club future operation and determined to be $24,913 as of December 31, 2013.

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

Wuxi KJF has paid in advance to decoration suppliers for leasehold improvement for the Nantong club. As of September 30, 2014 and December 31, 2013, the balance of advance payment for leasehold improvement amounted to $720,145 and $713,894, respectively.

8.	RENTAL DEPOSITS

Wuxi KJF rents premises for its business clubs and was required to pay rental deposits pursuant to rental agreements and the rental deposits will be refunded after the lease terminates. As of September 30, 2014 and December 31, 2013, the rental deposits amounted to $96,962 and $97,636, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Unaudited)
Accounting and operational software	$21,906	$22,058
Less: Accumulated amortization	(8,697)	(4,936)

Total	$13,209	$17,122

Amortization expenses for the three months ended September 30, 2014 and 2013 were $95 and $1,962, respectively, and for the nine months ended September 30, 2014 and 2013 were $3,799 and $5,213. The estimated annual amortization expense for intangible asset is $4,412 for the years ended December 31, 2014, 2015 and 2016, $3,840 for the year ended December 31, 2017 and $79 for the year ended December 31, 2018.

10.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Payable for leasehold improvement and accrued rental expenses	$1,350,148	$1,093,125
Payroll payable	57,438	53,499
Other tax payable	71,359	50,599

Total	$1,478,945	$1,197,223

11.	DUE TO THIRD PARTIES

On June 3, 2013, Wuxi KJF borrowed $464,550 from individual investor Teng Guoxiang for Jintan Club decoration with annual interest rate 4.2%, matured on March 31, 2014. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to December 31, 2014 with annual interest rate 18.0%.

On September 1, 2013, Jintan Club entered into a loan agreement with individual investor Teng Guoxiang with up-limit RMB 5 million ($811,267). Jintan Club has outstanding loan $266,889 and $189,163 from Teng Guoxiang for Jintan Club working capital interest free as of September 30, 2014 and December 31, 2013, respectively. The agreement expires on August 31, 2018, and the lender could demand the repayment with 30 days in-advance notice.

Interest expense for the above loans was $32,551 and nil for the three months ended September 30, 2014 and 2013, and $62,830 and nil for the nine months ended September 30, 2014 and 2013.

The weighted average interest rate on these loans outstanding as of the date of September 30, 2014 was 7.47%. The weighted average interest rate on these loans outstanding as of the date of December 31, 2013 was 3.86%, respectively.

12.	ADVANCES FROM INVESTORS OF NEW CLUBS

Wuxi KJF entered into partnership co-investment agreements with 401 individual investors in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. As of September 30, 2014, only Wuxi Club and Jintan Club had started operations, and other clubs were still in start-up stage. As of December 31, 2013, advances from investors of new clubs amounted to $3,743,333. The amount is non-interest bearing and would be invested into the new clubs as capital once they are founded per the original co-investment agreements. However per the New Agreements (See Note 1), 190 of the 401 investors entered into with Wuxi KJF, their investment of $3,188,705 in clubs became consideration for subscribing KJF Group’s shares at RMB100,000 for 99 shares. The new agreement is effective upon the consummation of the reverse recapitalization between Wuxi KJF and the Comjoyful. On January 17, 2014, the reverse capitalization between Wuxi KJF and the Comjoyful was consummated; therefore, the balance of advance from investors of new clubs was decreased to $550,039 as of January 17, 2014.

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	September 30, 2014	December 31, 2013
	(Unaudited)
Current portion	$748,209	$679,776
Long-term portion	2,583,507	3,035,977

Total	$3,331,716	$3,715,753

The balances of unearned income as of September 30, 2014 and December 31, 2013 represented prepayments made by the customers for prepaying massages service and “Health Recuperation” service. Service revenue is recognized proportionally when services are provided to customers, reducing the unearned income balance. There is no expiration date for the prepayment, and the period in which revenue will be realized is uncertain. Income from deliveries of services of $748,209 and $679,776 was expected to be earned in twelve months as of September 30, 2014 and December 31, 2013, respectively. The estimation was made based on the Company’s revenue projection according to both existing clubs’ historical experience and the plan for the opening of new clubs. During the three months ended September 30, 2014 and 2013, customers’ consumption of unearned income of $241,757 and $87,902 was recognized as revenue, respectively. During the nine months ended September 30, 2014 and 2013, customers’ consumption of unearned income of $889,116 and $285,787 was recognized as revenue, respectively. The prepayment is not refundable once made by the customers.

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

PRC

The entities incorporated in PRC file separate tax returns to PRC taxation authorities. Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The entities are subject to an income tax rate of 25%, unless otherwise specified.

The Company’s VIE files separate tax returns to PRC taxation authorities.

Wuxi KJF, Nanjing KJF and Jintan Club

Nanjing KJF, Wuxi KJF and Jintan Club are subject to PRC Enterprise Income Tax ("EIT") on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Nine months ended September 30,
	2014		2013
		%		%
Reconciling items:
PRC statutory tax rate	(25)		(25)
Non- deductible expenses	16		9
Change in valuation allowance	9		16

Effective tax rate	0		0

Wuxi KJF and Jintan Club had deferred tax assets of approximately $1,003,478 and $696,098 as of September 30, 2014 and December 31, 2013, respectively that consist of tax loss carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, Wuxi KJF and Jintan Club do not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to the individual income tax ("IIT") on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. The IIT is calculated by taxable income multiplying with applicable tax rate, and then minus deducting amount. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the nine months ended September 30, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

The Company did not identify significant unrecognized tax benefits for the nine months ended September 30, 2014 and 2013. They did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of pronouncement issued by FASB regarding accounting for uncertainty in income taxes did not have a significant impact on the unrecognized tax benefits within 12 months from September 30, 2014.

15.	EMPLOYEE BENEFIT PLAN

Full time employees of the Company and Wuxi KJF located in the PRC (mainland), participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The Company and Wuxi KJF accrue for these benefits based on certain percentages of the employees' salaries. The Company and Wuxi KJF accrued the welfare benefits of $18,735 and $72,548 for the three months ended September 30, 2014 and 2013, respectively, $64,338 and $161,975 for the nine months ended September 30, 2014 and 2013, respectively.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During three months ended September 30, 2014 and 2013, Wuxi KJF recorded $7,013 and $13,795 expenses for those shared officers and employees in selling and general and administrative expenses, respectively, $36,464 and $38,029 for the nine months ended September 30, 2014 and 2013.

Due from an owner of $729,172 and $2,423,615 as of September 30, 2014 and December 31, 2013 was non-interest bearing loan to KJF Biotech that was primarily to KJF Biotech to support KJF Biotech’s operations. Pursuant to an agreement between the Wuxi KJF and KJF Biotech, the amount due from KJF Biotech as of December 31, 2012 should be repaid as below terms:

Terms	Repayment (percentage of total amount)
By June 30, 2013	10%
By December 31, 2013	25%
By June 30, 2014	30%
By December 31, 2014	35%
Total	100%

The balance was classified as a receivable in the equity as of September 30, 2014 and December 31, 2013, respectively.

During nine months ended September 30, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $89,977, and KJF Biotech repaid to Wuxi KJF $1,621,929. During nine months ended September 30, 2013, the amount of loans Wuxi KJF made to KJF Biotech was $178,534, and KJF Biotech repaid to Wuxi KJF $1,468,477.

The balances of due to an owner as of September 30, 2014 and December 31, 2013 were $511,068 and $494,504, respectively, and represented payment made by KJF Biotech for operation purposes on behalf of Wuxi Club. During nine months ended September 30, 2014 and 2013, KJF Biotech made in total $20,000 and $26,892 payments for Wuxi Club, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company held cash in banks of $10,133 and $3,077, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three months ended September 30, 2014 and 2013. No single suppliers accounted for 10% or more of total inventory and service purchases for the three months ended September 30, 2014 and 2013.

No single customer accounted for 10% or more of total sales for the nine months ended September 30, 2014 and 2013. No single suppliers accounted for 10% or more of total inventory and service purchases for the nine months ended September 30, 2014 and 2013.

18.	COMMITMENTS AND CONTINGENCY

Capital commitments

As of September 30, 2014, there were capital commitments amounting to $79,933 which were mainly related the leasehold improvements of the new clubs.

Operating lease commitments

The Company leased offices spaces and employee living spaces under non-cancellable operating leases.  Future minimum rental commitments for the next five years are as follows:

December 31,

2014	$164,410
2015	668,666
2016	703,487
2017	732,636
2018	760,818
2019 and then after	1,599,707
Total	$4,629,724

Contingency

Wuxi Club completed fitment work at the end of 2010. Just before the local Fire Control Bureau’s issuance of the Fire Control Permit to Wuxi Club, provincial government issued a new regulation, which forbids the operation of any densely-populated business on or above 4th floors of a building. Wuxi Club is located on 29th floor of a building. The local Fire Control Bureau did not issue Fire Control Permit to Wuxi Club but verbally agreed that Wuxi Club could go on operating on the 29th floor. According to Article 58 of Fire Protection Law of the People's Republic of China, local government has the right to cease the operation of a business if the required Fire Control Permit is not obtained. The local Fire Control Bureau performed regular annual fire control inspection on Wuxi Club without any defects noted. We believe the local Fire Control Bureau has substantially approved our operations. Wuxi Club has not received any notification from the government that the operation shall be ceased. Cease of operation of Wuxi Club remains a possibility but management does not consider it probable.

19.	SUBSEQUENT EVENTS

Management has considered all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate three health care clubs featuring traditional Chinese-style foot massage and other traditional relaxing treatments in Jiangsu province, China. Currently we have three clubs located in Wuxi and Nanjing and Jintan. The operation of Nanjing club was temporarily suspended due to a construction of a shopping mall was started around the Nanjing Club and significantly reduced Nanjing Club’s business. In September 2014, we tried to reopened Nanjing Club for two days, but unfortunately, due to lack of customers and the high operation cost, we postponed the reopening again. The new club in Nantong was in start-up and promotion stage. We differentiate ourselves from other Chinese foot massage clubs based on our decorative style, club size, cultural background, and services.

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

Service Revenue

The Company generates service revenue primarily from providing physiotherapy services including pedicure, sauna and massage to its individual customers. Upon receipt of the upfront cash payments for pre purchase of multiple massages from the individual customer, the full payment will be deferred and recognized as unearned income. The Company recognizes service revenue proportionately when services are provided to customer, and there is no expiration date for the prepayment. Unearned income for which the deliveries of services are expected to occur after twelve months is recognized as long-term portion of unearned income liability.

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the nine months ended September 30, 2014 and 2013 were $506,611 and $486,066, respectively.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Three Months Ended September 30,
	2014	2013	Change in %
	(Unaudited)	(Unaudited)
Revenues	$255,146	$107,469	137.41%
Cost of revenues	(302,902)	(313,927)	(3.51)%
Gross loss	(47,756)	(206,458)	(76.87)%
Selling and general and administrative expenses	(379,721)	(342,150)	10.98%
Loss from operations	(427,477)	(548,608)	(22.08)%
Other expenses	(36,889)	(403)	9,053.6%
Loss before income taxes expenses	(464,366)	(549,011)	(15.42)%
Income tax expense	-	-
Net loss	$(464,366)	$(549,011)	(15.42)%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, and other therapy treatments services. For the three months ended September 30, 2014, the Company had revenues of $255,146 compared to revenues of $107,469 for the three months ended September 30, 2013, an increase of $147,677 or approximately 137.41%. The increase in revenue experienced by the Company was primarily because i) Jintan Club was established in November 2013 which contributed $85,121 revenue for the three months ended September 30, 2014 but nil for the three months ended September 30, 2013. ii) Revenue of Wuxi KJF contributed Health Drink Product amount $136,194 for the three months ended September 30, 2014 compared nil for the three months ended September 30, 2013. iii) Revenue for the three months ended September 30, 2014 did not include Nanjing club as its business was temporarily suspended, and Nanjing club contributed $38,338 for the three months ended September 30, 2013.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the three months ended September 30, 2014, the Company’s total cost was $302,902 compared to total costs of $313,927 for the three months ended September 30, 2013, a decrease of $11,025, or approximately 3.51%. This decrease in cost of revenue was primarily due to the Company contributed health drink product in health drink since 2014, which has the higher gross margin than our traditional massage service.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $379,721 for the three months ended September 30, 2014. Compared to $342,150 for the three months ended September 30, 2013, there was an increase of $37,571, or approximately 10.98%. This increase was primarily due to selling and general and administrative expenses for Jintan Club was $40,982 for the three months ended September 30, 2014 but nil for the three months ended September 30, 2013, because Jintan Club started to operate since November 2013.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the three months ended September 30, 2014 and 2013, both Wuxi KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended September 30, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Nine Months Ended September 30,
	2014	2013	Change in %
	(Unaudited)	(Unaudited)
Revenues	$924,487	327,706	182.11%
Cost of revenues	(1,089,111)	(830,989)	31.06%
Gross loss	(164,624)	(503,283)	(67.29)%
Selling and general and administrative expenses	(1,281,041)	(1,044,639)	22.63%
Loss from operations	(1,445,665)	(1,547,922)	(6.61)%
Other expenses	(151,818)	(654)	23,113.76%
Loss before income taxes expenses	(1,597,483)	(1,548,576)	3.16%
Income tax expense	-	-	-
Net loss	$(1,597,483)	(1,548,576)	3.16%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, and other therapy treatments services. For the nine months ended September 30, 2014, the Company had revenues of $924,487 compared to revenues of $327,706 for the nine months ended September 30, 2013, an increase of $596,781 or approximately 182.11%. The increase in revenue experienced by the Company was primarily because (i) Jintan Club was established in November 2013 which contributed $330,606 revenue for the nine months ended September 30, 2014 but nil for the nine months ended September, 2013. (ii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount $276,915, and Health Drink Product amount $154,145 for the nine months ended September 30, 2014 compared nil for the nine months ended September 30, 2013. iii) Revenue for the nine months ended September 30, 2014 did not include Nanjing club as its business was temporarily suspended, and Nanjing club contributed $92,525 for the nine months ended September 30, 2013.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the nine months ended September 30, 2014, the Company’s total cost was $1,089,111 compared to total costs of $830,989 for the nine months ended September 30, 2013, an increase of $258,122, or approximately 31.06%. This increase in cost of revenue experienced by the Company was primarily due to (i) an overall 182.11% increase in revenue. (ii) Jintan Club was established in November 2013 which contributed $511,429 cost for the nine months ended September 30, 2014 but nil for the nine months ended September 30, 2013. iii) Cost of KJF contributed Health Recuperation Program Product and Health Drink Product amount $270,747 for the nine months ended September 30, 2014 compared nil for the nine months ended September 30, 2013.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $1,281,041 for the nine months ended September 30, 2014. Compared to $1,044,639 for the nine months ended September 30, 2013, there was an increase of $236,402, or approximately 22.63%. This increase was primarily due to i) Selling and general and administrative expenses for Jintan Club was $186,877 for the nine months ended September 30, 2014 but nil for the nine months ended September 30, 2013, because Jintan Club started to operate since November 2013. ii) During the nine months ended September 30, 2014, we recorded $377,387 professional service fee which is mainly related to our auditors’ service, compared to $213,267 for the nine months ended September 30, 2013.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the nine months ended September 30, 2014 and 2013, both Wuxi KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the nine months ended September 30, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Unearned income

Unearned income represents prepayments made by the customers for prepaying massages service and health recuperation service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment.

As of September 30, 2014, we had unearned income of $3,331,716 compared to $3,715,753 as of December 31, 2013, a decrease of $384,037, or approximately 10.34%. The decrease in unearned income was the result of service revenue recognized $889,116 but only received deposit $520,809 during the nine months ended September 30, 2014. As of September 30, 2014, there were 19,430 individual customers represented by unearned income compared to 18,966 individual customers as of December 31, 2013, an increase of 2.45%, and average amount is $171 as of September 30, 2014 compared to $196 as of December 31, 2013.

In December 2013, we developed a new service product to our customers “Health Recuperation” service. This service includes arranging a health recuperation trip for the customers to Xixiakou natural parkland and providing a health recuperation package which includes healthy food, exercise and activities. We received $117,390 advanced payment from 99 customers as of September 30, 2014 and we have provided all related services by September 30, 2014.

Among the $3,331,716 as of September 30, 2014, we expect to realize $748,209 income from the prepaid amount in the following 12 months. This amount is an estimate based on our judgment. $748,209 prepayment from massage service customers is expected to be used during the period, considering the current operation of our Wuxi Club and Jintan Club, and our expectation to the operation of the new Nantong Club.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the nine months ended September 30, 2014 and 2013.

	For The Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,407,395)	$(1,390,183)
Net cash used in investing activities	(125,652)	(625,075)
Net cash provided by financing activities	1,549,792	1,857,263
Effect of foreign exchange rate on cash	(15,199)	3,215
Net change in cash	1,546	(154,780)
Cash at beginning of year	21,536	190,290
Cash at end of the period	$23,082	$35,510

Cash flow from Operating Activities

Net cash of $1,407,395 was used in operating activities for the nine months ended September 30, 2014 compared to net cash used in operating activities of $1,390,183 for the nine months ended September 30, 2013, representing an increase of $17,212. The increase in net cash used in our operating activities was primarily attributable to the following reasons: 1) net loss of $1,597,483 for the nine months ended September 30, 2014, compared to net loss of $1,548,576 for the nine months ended September 30, 2013, which is a difference of $48,907. 2) a decrease in unearned income of $358,769 for the nine months ended September 30, 2014 and a decrease in unearned income of $229,780 for the nine months ended September 30, 2013, which is a difference of $128,989.

Cash flow from Investing Activities

For the nine months ended September 30, 2014, the net cash used in investing activities was $125,652 compared to net cash used in investing activities of $625,075 for the nine months ended September 30, 2013, a decrease of $499,423. The decrease in net cash used in investing activities was primarily attributable to the decrease of advance payment for leasehold improvements. During the nine months ended September 30, 2013, both Jintan Club and Nantong Club’s were under construction for leasehold improvement; while during the nine months ended September 30, 2014, only Nantong Club’s construction was continuing.

Cash flow from Financing Activities

For the nine months ended September, 2014, the net cash provided by financing activities was $1,549,792 compared to net cash provided by financing activities of $1,857,263 for the nine months ended September 30, 2013, a decrease of $307,471. The decrease in net cash provided by financing activities was primarily attributable to the following reasons: i) collection from owner of $1,621,979 for the nine months ended September 30, 2014, compared to $1,468,477 for the nine months ended September 30, 2013, which is a difference of $153,502; ii) loan to an owner of $89,977 for the nine months ended September 30, 2014 and $178,534 for the nine months ended September 30, 2013, which is a difference of $88,557; iii) in order to raise necessary working capital for the new clubs’ decorations, an increase in loan from third parties of $540,428 for the nine months ended September, 2013 and repaid $2,210 for the nine months ended September 30, 2014, which is a difference of $542,638.

Currently the Company generates cash to meet short-term and long-term cash requirements by several means. 1) The current main source of cash is to sell “VIP cards for Kang Jia Fu Royal Traditional Health Clubhouse” to our customers coming to our clubs to take the services. 2) During the first half year of 2014, relying on the mature sales channels, the Company has started to develop new products or services to expand our revenue sources. We developed Royal Tea and Royal Condiment Products, which were sold in the second half year of 2014. The Company will also implement sales agent mechanism, and set up city-level agents. We expect to develop 15 city-level agents during the year 2014. 3) Wuxi KangJiaFu Biotech Technology Co., Ltd has also committed to repay $2,423,615 to the Company during the years 2014. 4) The majority shareholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. However, there is no assurance that the Company will be successful in achieving these goals.

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

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $1,597,483 for the nine months ended September 30, 2014 and $1,548,576 for the nine months ended September 30, 2013, negative working capital of $3,155,449 as of September 30, 2014 and $2,786,267 as of December 31, 2013, and has a total deficit of $4,218,981 as of September 30, 2014 and $7,213,262 as of December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The management plans to raise necessary working capital by developing new products and services, and the stockholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. KJF Biotech has also committed to repay $2,423,733 to Wuxi KJF during the year 2014. There are no assurances that the Company will be successful in achieving these goals.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of the PRC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to USD1.0000 was RMB6.6000. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi depreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.138 Renminbi per U.S. dollar on September 30, 2014.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2014:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2014	COMJOYFUL INTERNATIONAL COMPANY
	By:	/s/ Yazhong Liao
Yazhong Liao
Chief Executive Officer and President
	By:	/s/ Gene Michael Bennett
Gene Michael Bennett
Chief Financial Officer

