Form 10-K
period 2014-12-31
Comjoyful International Co
filed 2015-03-30
CIK 13033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-08299

COMJOYFUL INTERNATIONAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	84-0691531
(State or other jurisdiction of incorporation or organization)	(IRS. Employer Identification No.)

J4-2-12, Diplomatic Residence Compound,

No.1 Xiushui Street, JianguomenWai,

Chaoyang District, Beijing 100600, China

(Address of principal executive offices, including zip code)

0086 10 8589 2903

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant could not be determined as of June 30, 2014 because the registrant has a limited market for its common stock.

As of March 23, 2015, there are 2,080,873 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

In this Form 10-K, references to “we,” “our,” “us,” or the “Company” refer to Comjoyful International Company, a Nevada company, and its consolidated subsidiaries, variable interest entities, including Wuxi KJF, on a combined basis.

ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY

Comjoyful International Company, formerly known as Camelot Corporation (“Camelot Colorado”), was incorporated pursuant to the laws of the State of Colorado on September 5, 1975, and completed a $500,000 public offering of its common stock in March 1976. The Company made several acquisitions and divestments of businesses. The Company was delisted from NASDAQ's Small Cap Market on February 26, 1998. In July 1998, all employees of the Company were terminated.

On April 28, 2011, at the special meeting, a majority of the shareholders of Camelot Corporation approved the adoption of a proposed Agreement and Plan of Merger, to reincorporate Camelot Corporation, a Colorado corporation in the State of Nevada by merger with and into a Nevada corporation with the name Camelot Corporation (“Camelot Nevada”) (the “Migratory Merger”). Camelot Colorado formed Camelot Nevada expressly for the purpose of the Migratory Merger.

On September 21, 2012, Andrea Lucanto (“Ms. Lucanto”), the sole officer and director of the Company agreed to assume the debt of $74,345 owed by the Company to a third party. In exchange, Ms. Lucanto was issued 74,345 shares of the Company’s common stock. The stock was valued at $1.00 per share, which was negotiated by both parties. Upon issuance of the shares Ms. Lucanto owned 1,784,497 shares of common stock, or approximately 85.76% of the issued and outstanding common stock.

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands (“Comjoyful BVI”) and Ms. Lucanto entered into a Stock Purchase Agreement pursuant to which Ms. Lucanto sold to Comjoyful BVI 1,784,497 shares of the common stock, representing approximately 85.76% of the total issued and outstanding shares of common stock of the Company (the "Transaction"). At the closing of the Transaction, Ms. Lucanto resigned from her positions as officer and director of the Company. As a result, Comjoyful BVI attained voting control of the Company, and Mr. Yazhong Liao became the Chief Executive Officer, President and Chief Financial Officer, and was also appointed as a director of the Company.

On December 28, 2012, the Company and its wholly-owned subsidiary (the “Company Sub”) entered into an Agreement and Plan of Merger and on January 2, 2013 filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Company Sub was merged with and into the Company (the “Name Change Merger”). The legal existence of the Company Sub, which had no assets or operations on the date of the Name Change Merger, was terminated effective as of the consummation of the Name Change Merger. Under Nevada law (NRS Section 92A.180), the Company may merge the Company Sub into itself without stockholder approval and effectuate a name change without stockholder approval. As a result, the Company changed its name to Comjoyful International Company.

On January 17, 2014 (the “Signing Date”), through a series of contractual arrangements (the “VIE Agreements”), the Company acquired Wuxi Kangjiafu Royal Traditional Investment Management Co., Ltd. (“Wuxi KJF”), a company based in Wuxi, Jiangsu province, the People’s Republic of China (the “PRC” or “China”), in the business of operating healthcare clubs specializing in providing Chinese traditional physiotherapy services and other relaxing treatments. For proposes of entering into the VIE Agreements, Nanjing Kangjiafu Investment Consulting Co., Ltd. (the “Nanjing KJF”) was incorporated in June 2013 by our wholly-owned subsidiary, Comjoyful Industrial Development Limited, a Hong Kong company incorporated in April 2013.

The following is a summary of the VIE Agreements, all of which were entered into on January 17, 2014 among Nanjing KJF, Wuxi KJF, and Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu, who collectively owned all of the equity interest of Wuxi KJF. Each such agreement is governed by PRC law.

For accounting purposes, the transaction was accounted for as a reverse recapitalization

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

Wuxi KJF, formerly known as Wuxi KangJiaFu Royal Traditional Health Management Co., Ltd., was incorporated in Wuxi City, Jiangsu Province of PRC on September 17, 2010, as a limited liability company which was 60% owned by Wuxi KangJiaFu Biotech Technology Co., Ltd, (the “KJF Biotech”) and 40% owned by 20 individual shareholders with 2% each (the “Other Founders”). The Company is principally engaged in providing an integrated suite of physiotherapy services and solutions to individual customers.

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

Wuxi Binhu District KangJiaFu Royal Traditional Health Preserving Club (the “Wuxi Club”) was incorporated in Wuxi City, Jiangsu Province of PRC on January 26, 2011 as a limited partnership. 39.8% of Wuxi Club was owned by Wuxi KJF, 60% was owned by 10 individual limited partners and 0.2% was owned by general partner Huiwen Qu. When Wuxi Club was incorporated, Wuxi KJF signed Unanimous Action Letter together with other 10 limited partners and one general partner. Pursuant to the Unanimous Action Letter, Wuxi KJF and the other 11 partners agreed that they would vote in concert on corporate matters with respect to Wuxi Club. Therefore, Wuxi KJF has the controlling voting interest of Wuxi Club and Wuxi Club is consolidated as a subsidiary of Wuxi KJF.

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

Nanjing KangJiaFu Royal Traditional Health Preserving Club (the “Nanjing Club”) was originally founded in Nanjing City, Jiangsu Province of PRC on August 31, 2012, as a limited partnership which was 58.33% owned by Wuxi KJF, 41.59% owned by 20 individual limited partners and 0.08% owned by general partner Huiwen Qu. In accordance with New Agreement, Wuxi KJF owned 79.17% of the total equity interest in Nanjing Club and Non-controlling interest owned 20.83% of the total equity interest in Nanjing club, respectively. On January 17, 2014, as the consummation of the going public of Wuxi KJF became effective though the reverse recapitalization of the Company, non-controlling interests of the total equity interest in Nanjing Club decreased from 41.67% to 20.83%.

Jintan KangJiaFu Royal Traditional Health Investment Management Co., Ltd. (the “Jintan Club”) was originally founded in Jintan City, Jiangsu Province of PRC on October 10, 2013, as a subsidiary which was 100% owned by Wuxi KJF.

DESCRIPTION OF BUSINESS

Overview

We manage and operate healthcare clubs specialized in providing Chinese traditional physiotherapy services and other relaxing treatments in China. As of the date of this current report, we manage and operate three healthcare clubs located in Wuxi, Nanjing and Jintan. We differentiate ourselves from other Chinese healthcare clubs based on our traditional style, cultural background, and services.

Our main services include foot massage, body massage, spa, moxibustion, and other relaxing treatments, all of which are based on the Chinese traditional reflexology system. In China, reflexology is widely believed to offer healthcare and therapeutic benefits, based on ancient Chinese medical theories involving body energy system pathways and blockages that can develop, which can be reflected in other parts of the body as malady or discomfort. Western views on foot massage and massage in general are varied, with skeptics and several studies claiming little or no real therapeutic benefit. There is, however, a nearly universal agreement that foot and body massages are relaxing and rejuvenating.

In addition to its healthcare or rejuvenation benefits, foot massage, body massage, and other relaxing activities has emerged in China as a social activities. Friends and families enjoy conversing and enjoying television, beverages and simple foods while having foot massages or other similar activities. In addition, business people often use massage clubs for conversing and socializing with customers and fostering key relationships. We believe the social aspect of massage clubs has been one of the major drivers for the industry growth in recent years.

We provide four major services in our clubs, including traditional Chinese-style foot massage, the “Royal Steam” spa, “Royal” body massage, and “Royal” moxibustion. Originated from ancient and traditional Chinese medical treatments since the Ming & Tsing Dynasties, we believe all the treatments we provide to customers are derived from the archives in the Palace Museum in China.

Industry Overview

According to the Chinese health practice known as reflexology, each point on the sole of the body corresponds (or “reflects”) to an internal organ, and applied therapy to these spots can have a healing effect on the corresponding organ. The belief is that the nerve ending in the sole of the body is connected with internal organs of the body via invisible energy pathways, sometimes called meridians. Therapist applies varying amounts of high pressure to certain spots of the body, over a time period typically ranging from 45-120 minutes. While foot massage and other massage treatments are widely believed in China to have therapeutic benefit, often it is purchased as a leisure and/or social service, where groups of friends or business acquaintances may gather to enjoy a foot massage while socializing and having tea and simple food.

Most healthcare clubs in China offer Chinese and Thai style foot/full body massages. In Chinese full body massage, the therapists can use arms, hands, fingers, elbows and knees to apply pressure to different parts of the body. According to Chinese beliefs, foot and body massages are seen as a moderate but valid therapy to treat illnesses and body discomfort. Thai full body massage has been widely adopted into Chinese culture and is offered at many massage spas throughout China. In Thai massage, therapists manipulate body parts by stretching them and applying gentle pressure. Thai massage is intended to be energizing and to stretch muscles and help retain or enhance flexibility.

Massage clubs can be found in most Chinese cities and towns, as well as in moderate and upper class hotels, in airports and in shopping malls. Despite massage clubs having become a mainstream service in the PRC, we are aware of no national associations or agencies that have collected national data on the massage club industry. We believe that national massage club data is scarce in large part because the business has traditionally been done on a small operator basis, with the typical owner having one store. Despite the lack of national industry data, we believe that it is common knowledge that massage and other relaxing physiotherapy treatments have become a mainstream service that is offered widely throughout the country.

While massage and other relaxing physiotherapy treatments have become commonplace all over the PRC, the industry in the PRC is highly fragmented, with many spas being individually owned and operated. For example, Wuxi, where the Company is located, with a population of 6 million and we believe that it has more than 1,000 massage spas or regimen clubs, many of which are individually owned and operated.

According to a September 8, 2008 article in the New York Times, there was an estimated 50,000-60,000 massage therapists in Beijing. In 2009, the Health and Recreation Specialty Council of the China Health Care Association reported that there were over 600,000 leisure and health enterprises in the PRC, and about three million companies producing related products, with combined annual revenues exceeding 200 billion RMB (US$26.5 billion). This category is wider than just massage parlors or spas and includes many other health and leisure companies.

Our Services

Our healthcare clubs feature Chinese traditional physiotherapy services, including foot massage and other relaxing treatments. The main services in our clubs are based on ancient Chinese traditional medical royal regimen since the Ming and Tsing Dynasties, including foot massage, body massage, and other physiotherapy treatments. We also receive revenues from providing beverages including beer, tea, and juice, and simple foods including fruits, nuts, and dumplings. A majority of our revenue come from foot massage and other relaxing treatments, which are our core services. We consider other services and products as high-margin, add-on items. We train and provide financial incentives to our local managers and massage therapists to promote these items

We believe that our therapy services are consistent with the principals of traditional Chinese Medicine.

We seek to serve mainstream Chinese in urban centers, with a quality service at affordable prices. Our typical retail price for a 90-minute foot massage is RMB168. Prices of other services are from RMB258 to RMB888. We customize special services for our clients based on their own conditions. Customer may apply our VIP card to obtain discount.

The following are the four major services we currently provide to our customers.

Traditional Chinese-style Foot Massage

While enjoying ordinary foot massages given by professional therapists, customers put their feet in a special steam barrel bathed by a variety of traditional Chinese medicinal materials. The barrel, made by blue and white porcelain, contains vapor generator that will vaporize the medicinal materials and stimulate customers’ foot acupoints. It is believed that this process is originated from royal hospitals from the Tsing Dynasty.

“Royal Steam” Spa

The “Royal Steam” spa is a unique spa that customers lie on a special steam bed with small intensive holes. The bed containing Lan Tian jade will vaporize traditional Chinese medicinal materials and stimulate customers’ body acupoint. It is believed that this process is originated from royal hospitals from the Tsing Dynasty.

“Royal” Body Massage

The “Royal” body massage is a kind of massage that therapists use a combination of pushing, pressing, pinching, and kneading techniques to treat customers with hands. Different treatments are used for different parts of a body. This massage can help promote blood circulation, increase body metabolism and eliminate fatigue. It is a traditional widespread health preservation method in China with a long history.

“Royal” Moxibustion

Professional therapists put a pottery jar with mugwort on acupoints of customer’s body, permeating the medicine into the body meridian points by heat. It is believed that this therapy helps dredging the meridians, relieving rheumatism and will keep the body’s youth. Our “Royal” moxibustion was improved from the traditional moxibustion therapy by enhancing the effectiveness.

Competitive Strengths

We believe the following are our main competitive strengths:

Strong Background in Program and Culture, Unique Consumption Experience

We believe that the core competences of this industry are moving to environment, services, features of therapy and culture background. The cultural element of our services will provide us with a unique advantage as compared to our competitors.

Quality Service at Affordable Prices

We are building a brand known for quality and consistency while being affordable to mainstream Chinese living in urban centers. We provide value to our customers by pricing our services at competitively acceptable market prices, while assuring consistency and quality across our chain.

Training Program and Standardize Services

We have a complete training program for our therapists and employees. Our training program helps ensure a consistent and high quality level of service to our customers.

Business Strategies

Expanding Health Care Clubs under the brand “Kangjiafu”

For expanding market presence, we plan to gradually establish health clubs under our brand “Kangjiafu.” We believe that the “Kangjiafu” brand as well as our Chinese traditional physiotherapy services will differentiate our clubs from other similar health clubs, spas, and foot massage stores.

Standardized, High-Quality Services with Competitive Price

We provide our customers with high-quality treatments by professionally trained therapists while offering competitive prices, as compared to our competitors in the region. We price range of our services is from RMB168 to RMB888, which we believe is within a reasonable range.

Enhance and Widen Customer Loyalty Program

We plan to enhance our customer loyalty program. We currently offer VIP Card which offer prepaid customers various discounts and other benefits. We have a card acceptance system in every single club allowing our customers to use their VIP card in all spas.

Enhance our IT and Club Management System

We plan to increase the functionality, tracking and reporting capability of our club management and accounting systems. Our current systems are focused on preventing leakage and assuring full cash collection. We plan to enhance our IT systems to give us more detailed reporting and allow us to more closely track and analyze trends in our business based on such things as geography, season, service types, customer type and price levels.

New Club Design

We are currently introducing new club designs that feature more luxurious and retro layouts. The new designs will have more luxurious decorations and accommodations. We believe this will improve our image as a high quality brand.

Club Size and Location

The size of our Wuxi, Nanjing and Jintan clubs are 1,011, 1,828 and 2,518 square meters. Our clubs are leased, and we expect to open and operate new clubs in locations that are unique. We evaluate these locations on a case-by-case basis. We expect a new club leasehold be a minimum of 1,500 square meters. We favor locations that feature stable, positive economic conditions and larger populations. For smaller cities we plan to pay special attention to economic output and the level of competition. We expect to place our clubs in prominent city centers and highly trafficked areas such as central business districts, and shopping centers.

Sales and Marketing

Due to the nature of the business, our marketing activities are focusing on the local areas. Individual club managers are responsible for club promotions. This can include publishing of flyers and local newspaper as well as street sign advertising. We also market to businesses. We offer special packages to companies who frequently use massage as way to entertain their clients. Many companies in China have an entertainment budget to entertain customers, and foot and body massages are used to build or deepen business-customer relationships. We plan to actively promote our services corporate clients. As we grow, we plan to increase our marketing efforts on a larger scale. We plan to purchase TV and national magazine advertisements to help promote our brand on a national level.

Customer Loyalty Programs

We currently only offer VIP Card. Our VIP Card is a prepaid massage card that provides customers priority services such as allowing them to book a massage room during peak hours and participate in card member only promotions. Customers that prepay certain amounts, start from RMB2,000 to RMB100,000, can receive a VIP Card. The VIP Card entitles customers to up to 10%-20% discount as well as preferred customer services, such as preferred reservation times or the ability to reserve a particular massage therapist, as well as certain rewards at holidays. When our customers purchase one of our cards, we record the customer’s name, age, gender, and business background.

We plan to collect more customer information and build a customer information database. We believe this information will allow us to better serve our customers.

Pricing

We determine the prices of our services based on a variety of factors such as customer purchasing power, economic conditions and prices of competitors’ services. Our customers purchase our services with cash, debit card or credit card. A majority of our sales are made with cash. We target mainstream Chinese in urban centers through quality services at affordable prices.

Intellectual Property Rights

As of the date of this current report, we use the trademark “Kangjiafu” and its Chinese characters “ 康嘉福 ” by licensing from KJF Biotech, our related party. We are also in the process of applying for the domain name “comjoyful.com”.

Insurance

We do not currently have insurance. We believe this in line with standards for massage and physiotherapy companies in the PRC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

We have a limited operating history, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could incur greater losses, which may result in a decline in our stock price.

For our operating entities in PRC, from the inception to December 31, 2014, we have incurred accumulated net loss in the amount of approximately USD7.93 million and may continue to incur losses in the future.

From our PRC operating entities’ inception to December 31, 2014 we have incurred accumulated net loss in the amount of approximately USD7.93 million, including net losses in the amount of USD3,211,364 and USD3,092,587 in 2014 and 2013, respectively, primarily due to at the early stage of development of our business.

Our operating results have been in the past and will continue to be subject to a number of factors, many of which are largely outside our control. Any one or more of the factors set forth below could adversely impact our business, financial condition, and/or results of operations:

(i) Lower customer traffic or average value per transaction, which negatively impacts comparable club sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	customers trading down to lower priced services within our spas, and/or shifting to competitors with lower priced services;

•	lack of customer acceptance of new services or price increases necessary to cover costs of new services and/or higher input costs;

•	the attractiveness of the venues to consumers and competition from comparable venues in terms of, among other things, accessibility and cost;

•	declines in general consumer demand for specialty services;

(ii) Cost increases that are either wholly or partially beyond our control, such as:

•	labor costs such as general market wage levels;

•	litigation against us;

•	construction costs associated with new club openings; or

•	information technology costs and other logistical resources necessary to maintain and support the growth of our business.

Therefore, due to the factors mentioned above as well as our historical losses, although we expect our net loss to decrease as a percentage of our total net revenues in the foreseeable future, we may continue to incur net losses in the future. We may also continue to incur net losses in the future due to changes in the macroeconomic and regulatory environment, competitive dynamics and our inability to respond to these changes in a timely and effective manner.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Risk Factors and the following factors may affect our operating results:

•	Our ability to continue to attract customers to our clubs;

•	Our ability to generate revenue from our members and customers for the services and products we offer;

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure; and

•	Our focus on long-term goals over short-term results.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We may not be successful in implementing important strategic initiatives, which may have a material adverse impact on our business and financial results.

There is no assurance that we will be able to implement important strategic initiatives in accordance with our expectations, which may result in a material adverse impact on our business and financial results. These strategic initiatives are designed to drive long-term shareholder value and improve our company’s results of operations.

Economic conditions in the PRC market could adversely affect our business and financial results.

As a leisure service provider that is dependent upon discretionary consumer spending, the results of our operations are sensitive to changes in macro-economic conditions. Our customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Any resulting decreases in customer traffic or average value per transaction will negatively impact our financial performance as reduced revenues result in sales de-leveraging, which creates downward pressure on margins. There is also a risk that if negative economic conditions persist for a long period of time, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

Liability for Service-related injuries and other potential claims could adversely affect us.

The nature and use of services and the products we use to provide our services could give rise to liability for service-related injuries and other claims if a customer were injured while receiving one of our services (including those performed by students at our schools) or were to suffer adverse reactions following the service. Adverse reactions could be caused by various factors beyond our control, including hypoallergenic sensitivity with the products we use. Although service-related injuries lawsuits in the PRC are rare, and we have not, to date, incurred litigation expense involving service-related injuries, there is no guarantee that we will not face such liability in the future. As we do not carry insurance to help cover the costs of any such litigation or any judgments against us, such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

Our success depends substantially on the value of our brand.

We believe we have built an excellent reputation for the quality of our massage services, and for delivery of a consistently positive consumer experience. Brand value is based in part on consumer perceptions as to a variety of subjective qualities. Even isolated business incidents that erode consumer trust, particularly if the incidents receive considerable publicity or result in litigation, can significantly reduce brand value. Consumer demand for our services and brand equity could diminish significantly if we fail to preserve the quality of our massage services, or are perceived to act in an unethical or socially irresponsible manner, or fail to deliver a consistently positive consumer experience in each of our markets.

Effectively managing our growth into new geographic areas will be challenging.

Effectively managing growth can be challenging, particularly as we expand into new markets geographically where we must balance the need for flexibility and a degree of autonomy for local management against the need for consistency with the our goals, philosophy and standards. Growth can make it increasingly difficult to locate and hire sufficient numbers of key employees to meet our financial targets, to maintain an effective system of internal controls, and to train employees nationally to deliver a consistently high quality service and customer experience.

We face risks related to maintaining our computer networks.

Our business relies to a significant extent on our computer networks, which control our point-of-sale system, which monitors our sales on a real-time basis. These networks may be vulnerable to service interruptions, delays or failures, including those related to unauthorized access, computer hackers, computer viruses and other security threats. The occurrence of any of these events could have a material adverse effect on our business, resulting adversely on our operations and financial condition. Any damage or failure that interrupts or delays our operations could have a material adverse effect on our business, results of operations and financial condition.

We may face difficulties in protecting our intellectual property.

We have “Kangjiafu” trademarks registered in the PRC by licensing from KJF Biotech, a related party (please refer to the section entitled “Intellectual Property Rights” in this Current Report). Although these intellectual properties are protected through registration, enforcement of measures for the protection of intellectual property rights in the PRC is currently not as certain or effective as compared to some developed countries. We believe our trademarks are critical to our success and that the success of our business depends in part upon our continued ability to use or further develop and increase brand awareness. The infringement of our trademarks would diminish the value of our brand and its market acceptance, as well as our competitive advantages.

Monitoring and preventing the unauthorized use of our intellectual property is difficult. The measures we take to protect our brand, trade names, copyrights and other intellectual property rights may not be adequate to prevent their unauthorized use by third parties. Furthermore, application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business, results of operations, financial condition and prospects could be materially and adversely affected.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals, including massage instructors, club managers and massage therapists. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to train new employees, and to retain and motivate our existing employees.

The loss of key executives or difficulties recruiting and retaining qualified executives could jeopardize our ability to meet financial targets.

Our success depends substantially on the contributions and abilities of key executives, consisting of Mr. Yazhong Liao, CEO and President. We must continue to recruit, retain and motivate key executives to maintain our current business and support our projected growth. A loss of a key executive could jeopardize our ability to meet financial targets.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry. Although we currently expect to have sufficient funding for the next 12 months, we expect that we will need additional capital to fund our future expansion efforts.

We may be required to pursue sources of additional capital through various means, including debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our future performance is dependent on the PRC economy and, in particular, the level of growth of the PRC consumer market.

We derive substantial portion of our revenue from sales of our massage services in the PRC. The success of our business depends on the condition and growth of the PRC consumer market, which in turn depends on macro-economic conditions and individual income levels in the PRC. There is no assurance that projected growth rates of the PRC economy and the PRC consumer market will be realized under current economic situation. Any future slowdowns or declines in the PRC economy or consumer spending may adversely affect our business, operating results and financial condition.

Political, economic and social policies of the PRC government and PRC laws and regulations could affect our business and results of operations and may result in our inability to sustain our growth.

The economy of the PRC differs from the economies of most developed countries in a number of respects, including:

•	its structure;

•	level of government involvement;

•	level of development;

•	level of capital reinvestment;

•	control of capital reinvestment;

•	control of foreign exchange; and

•	allocation of resources.

Before its adoption of reform and open-door policies beginning in 1978, China was primarily a planned economy. Since then, the PRC government has been reforming the PRC’s economic system, and has begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. Although the PRC government still owns a significant portion of the productive assets in the PRC, economic reform policies since the late 1970s have emphasized autonomous enterprises and the utilization of market mechanisms, especially where these policies apply to privately-owned businesses. Although we believe these reforms will have a positive effect on our overall and long-term development, we cannot predict whether changes in the PRC’s political, economic and social conditions, laws, regulations and policies will have an adverse impact on our current or future business, results of operations or financial condition.

Our ability to continue to expand our business is dependent on a number of factors, including general economic, capital market conditions and credit availability from banks or other lenders. In the past few years, the PRC government has articulated a need to control the rate of economic growth and may tighten its monetary policies, including increasing interest rates on bank loans and deposits and tightening the money supply to control growth in lending. Under current economic situation, financial institutions have tightened their lending. Stricter lending policies may, among other things, affect our ability to obtain financing, which may, in turn, adversely affect our growth and financial condition.

As we conduct a significant portion of our business through operating entities in China, we are subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in China on January 1, 2008. The PRC employment contract law and related legislations require more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, we expect to incur higher labor costs, which could have an adverse impact on our current or future business, results of operations or financial condition. Additional changes in the PRC’s political, economic and social conditions, laws, regulations and policies could have an adverse effect on our business, results of operations or financial condition.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

The SAFE has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

These regulations apply to our direct and indirect shareholders who are PRC residents and may apply to any offshore acquisitions or share transfers that we make in the future if our shares are issued to PRC residents. If there exists any PRC residents beneficially holding interests in us without making appropriate registration pursuant to SAFE Circular No. 37, we could be subject to fines and legal penalties, and the SAFE could restrict our cross-border investment activities and our foreign exchange activities.

Our revenues are denominated in RMB, which is not freely convertible for capital account transactions and may be subject to exchange rate volatility.

We are exposed to the risks associated with foreign exchange controls and restrictions in China, as our revenues are denominated in RMB, which is currently not freely exchangeable. The PRC government imposes control over the convertibility of RMB into foreign currencies. Under the rules promulgated under the PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and operation-related expenditures, may be made in foreign currencies without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to capital account transactions. These transactions must be approved by or registered with the PRC State Administration of Foreign Exchange and repayment of loan principal, distribution of return on direct capital investment and investments in negotiable instruments are also subject to restrictions. There can be no assurance that we will be able to meet all of our foreign currency obligations or to remit profits out of China.

Fluctuation in the value of the RMB and of the U.S. dollar may have a material adverse effect on your investment.

Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, as well as on the value of, and any dividends payable on, our ordinary shares in foreign currency terms. For instance, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in us and the dividends we may pay in the future, if any.

There remains significant international pressure on the PRC government to liberalize further its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar. The RMB may be revalued further against the U.S. dollar or other currencies, or may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the RMB against the U.S. dollar or other currencies.

We rely principally on dividends paid by entities under our control to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC operating entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

The registrant is a Nevada company, which relies principally on dividends paid by its subsidiaries for cash requirements, including the funds necessary to service any debt we may incur. If any of our subsidiaries or operating entities incur debt in their own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by the consolidated PRC entities only out of their retained earnings, if any, determined in accordance with PRC accounting standards, which differ in many aspects from Generally Accepted Accounting Principles in other jurisdictions including IFRS. Based on PRC accounting standards, the consolidated PRC entities are also required to set aside a certain percentage of their after-tax profit each year to their reserve fund in accordance with the requirements of relevant laws and provisions in their respective articles of associations, which are not available for distribution as cash dividends. As a result, the consolidated PRC entities are restricted in their ability to transfer a portion of their net income to the registrant whether in the form of dividends, loans or advances. Any limitation on the ability of our operating entities to pay dividends could materially adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Under the PRC Enterprise Income Tax Law and implementation regulations issued by the State Council, PRC income tax at the rate of 10%, unless relevant treaties provide for a lower rate, is applicable to dividends paid by enterprises incorporated in the PRC to “non-resident enterprises” (enterprises that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) subject to the application of any relevant income tax treaty that the PRC has entered into. If the registrant or our non-PRC incorporated subsidiaries are considered “nonresident enterprises,” any dividend that registrant or any such subsidiary receives from the PRC operating entities may be subject to PRC taxation at the 10% rate (or lower treaty rate).

Any changes in PRC policies on enterprise income tax may adversely affect our ability to pay dividends and our financial condition.

On March 16, 2007, the new PRC Enterprise Income Tax Law (the “new tax law”) was issued and on December 6, 2007, the Rules on the Implementation of Enterprise Income Tax Law of the PRC (“Implementation Rules”) were issued, both of which became effective on January 1, 2008. Under the new tax law, non-PRC tax resident enterprises will be taxed at a withholding tax rate of 10% for British Virgin Islands companies. If an entity is deemed to be a PRC tax resident enterprise, which is an enterprise that is set up under PRC law within the territory of the PRC, or set up under the law of a foreign country or region but which has “de facto management organization” within the PRC, then qualified dividend and profit distribution from equity investment between them shall be exempted from withholding tax and income tax. Among other things, qualified dividend and profit distribution as stated in the new tax law shall refer to investment income derived by a PRC tax resident enterprise from the direct investment in other PRC tax resident enterprises, which shall exclude investment income from circulating stock issued publicly by PRC tax resident enterprises and traded on stock exchanges where the holding period is less than 12 months.

Our subsidiaries or PRC operating entities may trigger withholding tax requirements in the future under the new tax law and the Implementation Rules, depending on their classification as a PRC or non-PRC tax resident enterprise. The new tax law provides that if an enterprise incorporated outside of the PRC has “de facto management organization” within the PRC, it may be recognized as a PRC tax resident enterprise and may be subject to a 25% enterprise income tax on its worldwide income. According to the Implementation Rules, “de facto management organization” means the institution that materially and comprehensively manages and controls the enterprise’s business, personnel, finance and assets. Given the short history of the new tax law and the Implementation Rules, how an enterprise qualifies for tax exemptions remains unclear. Our ability to pay dividends and our financial condition may be adversely affected as a result of the new tax law and other changes in PRC policies and regulations on dividend distributions, withholding tax, and enterprise income tax.

As all of our management is currently substantially based in the PRC, we may be treated as a PRC resident enterprise for new tax law purposes. The tax consequences of such treatment are currently unclear as they will depend on the implementation regulations and on how local tax authorities apply or enforce the new tax law or the implementation regulations.

The levy and collection of enterprise income tax in the PRC are handled by various local governments, which in turn submit such tax revenues to their respective higher administrative authorities. Each local government has its own administrative practice with regard to the manner and the amount of tax submitted by the local government to its higher administrative authorities. PRC enterprises, including us, have no participation in or control over such administrative practices. Any discrepancies in implementation among the local governments of such administrative practice may result in uncertainties over the amount of tax for which a PRC enterprise is liable.

Fulfilling our obligations incident to being a public company will be expensive and time consuming.

Prior to the closing of the transactions contemplated under the VIE Agreements, our predecessor, as a company without operations, and Wuxi KJF, as a PRC private company, have maintained relatively small finance and accounting staffs. Although we maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to its very limited activities, it was not required to maintain and establish these disclosure controls and procedures and internal controls as will be required now that we have substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the U.S. Securities and Exchange Commission, we will need to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems, and increase our insurance, legal and financial compliance costs. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Our failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in social insurance and housing fund plans. We have not fully contributed to such plans as required by applicable PRC regulations. As of December 31, 2014, with regards to the outstanding contributions, including historical underpayments to such plans, we made a provision of RMB2.42 million (US$0.39 million), which is reflected in our audited financial statements included in this filing. While we believe this provision is adequate, our failure to make sufficient payments to such plans does not fully comply with applicable PRC laws and regulations and we may be required to make up the contributions for such plans as well as to pay late fees and fines.

Our business will suffer if any necessary license cannot be maintained or renewed.

Any entity that conducts business in the PRC must have a business license that covers a particular type of work, and Wuxi KJF, Nanjing KJF, and the clubs we operate each hold valid business licenses. While the business licenses of each of Wuxi KJF, Nanjing KJF and the clubs cover their present business purposes, the standards of compliance required in relation thereto may from time to time be subject to change. While Nanjing KJF, Wuxi KJF and the clubs intend to apply for renewal and/or reassessment of such licenses when required by applicable laws and regulations, we cannot assure you that we will be able to renew our licenses or accomplish the reassessment of such licenses in a timely manner. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct business or increase compliance costs may adversely affect our operations or profitability. In addition, Nanjing KJF, Wuxi KJF and the spas we operate may not be able to carry on business without such licenses being renewed and/or reassessed.

In accordance with the Regulation of Fire Protection and safety management in Public Entertainment Places, and Fire Protection Law, an Opinion on Fire Protection Inspection (“Fire Opinion”) shall be obtained prior to the operation of a public entertainment place. Failure to comply with such requirement could impose penalties, including suspensions or shutdown of the business. Our operating entity, Wuxi KJF, operates a public entertainment place without a Fire Opinion due to the local practice, if the authority determines that Wuxi KJF violates such requirement as mentioned above, Wuxi KJF may not be able to carry on business continually.

Our contractual arrangements with Wuxi KJF and the Wuxi KJF Shareholders may not be as effective in providing control as direct ownership.

Our contractual arrangements with Wuxi KJF and the Wuxi KJF Shareholders provide us with effective control over Wuxi KJF. As a result of these contractual arrangements, we are considered to be the primary beneficiary of the economic benefits of ownership of Wuxi KJF, and we consolidate the results of operations, assets and liabilities of Wuxi KJF in our financial statements. However, these contractual arrangements may not be as effective in providing us with control over Wuxi KJF as direct equity ownership of Wuxi KJF. If Wuxi KJF or the Wuxi KJF Shareholders fail to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective.

If the PRC government determines that the contractual arrangements through which we control Wuxi KJF do not comply with applicable regulations, our business could be adversely affected.

Although we believe our contractual relationships through which we control Wuxi KJF comply with current licensing and regulatory requirements of the PRC, we cannot assure you that the PRC government would agree, or that new and burdensome regulations will not be adopted in the future. If the PRC government determines that our structure or operating arrangements do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

We haven’t completed registration for our existing equity pledges, which may adversely affect our ability to control our operating affiliates.

The PRC Property Rights Law, which was promulgated on March 16, 2007 and became effective on October 1, 2007, requires registration with the local Administration of Industry and Commerce (the “AIC”) in order to create a security interest over an equity interest in a PRC company. Therefore, before the equity pledge is duly registered with the local AIC, the equity pledge is unenforceable even though the relevant equity pledge agreement is still binding. We submitted registration for our existing equity pledges with the local AIC on April 21, 2014., however, there is no assurance that we can have these equity pledges registration completed by the local AIC in a timely manner or at all. Considering that we have not completed registration for these existing equity pledges with the local AIC, any equity pledges created under these equity pledge agreements may be considered unenforceable. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating affiliates, and our ability to conduct our business may be negatively affected.

If the custodians or authorized users of our controlling non-tangible assets, including corporate chops and seals fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations could be materially and adversely affected.

Under PRC law, legal documents for corporate transactions, including contracts that our business relies on, are executed using the chops or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with AIC.

Currently, the designated legal representative of our PRC operating entity is Mr. Yazhong Liao, the Company’s CEO and President. Accordingly, there is a risk that the registered legal representative of our PRC operating entity could abuse his authority, for example, by binding the Company with contracts against the Company’s interest or intentions which could result in economic harm or damages as a result of any contractual obligations, or resulting disputes that might arise. If the party contracting with the Company did not act in good faith under such circumstances, then we could incur costs to nullify such contracts.

We rely on the Company seals, financial chops and business licenses of our PRC entity for entering into contracts, conducting banking business, or taking official corporate action of any sort including registering any change to the composition of the board of directors or management with the relevant PRC authorities. In order to maintain the physical security of our chops, seals and business licenses and other controlling intangible assets, we generally store these items in secured locations accessible only by the authorized personnel in the local administrative and finance departments. Although we monitor such authorized personnel in the local administrative and finance departments, there is no assurance such procedures may be able to prevent all instances of abuse or negligence. Accordingly, if any of our authorized personnel in the local administrative and finance departments obtain and misuse or misappropriate our corporate chops, seals, business licenses or other controlling intangible assets, we could incur economic damage and disruption to our operations that may necessitate corporate or legal action. Such corporate or legal action could involve significant time and resources to resolve while distracting management from our operations. In particular, during any period were we lose effective control of the corporate activities as a result of such misuse or misappropriation, the business activities of the affected entity could be disrupted and we could lose the economic benefits of that aspect of our business which may negatively impact our business and reputation.

The shareholders of Wuxi KJF may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The major shareholders of Wuxi KJF are Yazhong Liao, our Chairman of the Board of Directors, and Zhangmei Zhang and Huiwen Qu. Conflicts of interest between their role as shareholders of Wuxi KJF and their duties to us may arise. We cannot assure you that when conflicts of interest arise, these individuals will act in our best interests, or that conflicts of interest will be resolved in our favor. In addition, these individuals may breach or cause Wuxi KJF to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Wuxi KJF and receive economic benefits from them. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company, and a conflict could result in these individuals as officers of our company violating fiduciary duties to us. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Wuxi KJF, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements we have entered into may be subject to scrutiny by the PRC tax authorities, and a finding that we, or our affiliated entities, owe additional taxes that could reduce our net income and the value of your investment.

As required by applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We could face adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Nanjing KJF and Wuxi KJF do not represent an arm’s-length price and adjust Wuxi KJF’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction for PRC tax purposes of expense deductions recorded by Wuxi KJF, which could in turn increase its respective tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties on our affiliated entities for underpaid taxes. Our net income may be adversely affected if Wuxi KJF’s tax liabilities increase or if it is found to be subject to late payment fees or other penalties.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese RMB into foreign currencies and, if Chinese RMB were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in the PRC use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese RMB. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on PRC government policies and the PRC’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC government changed its policy of pegging the value of Chinese RMB to the U.S. dollar. Under the new policy, Chinese RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. It is difficult to predict when and how RMB exchange rates may change going forward.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenue, operating expenses and net income for our operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and operating entities into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ or operating entities’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge its exchange rate risks.

Although PRC governmental policies were introduced in 1996 to allow the convertibility of Chinese RMB into foreign currency for current account items, conversion of Chinese RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange (SAFE), which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that PRC regulatory authorities will not impose greater restrictions on the convertibility of Chinese RMB in the future. Because a significant amount of our future revenue will be in the form of Chinese RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese RMB to fund our business activities outside of the PRC, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If business ventures are unsuccessful, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the PRC government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under PRC law are severely limited in either of these cases. Without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

You may have difficulty enforcing judgments against us.

Our holding company are organized under the laws of Hong Kong and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts (imposing monetary fines, penalties, damages or otherwise) or entertain original actions brought in the courts of the PRC against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not recognize or enforce a foreign judgment against us or our directors and officers (imposing monetary fines, penalties, damages or otherwise) or entertain original actions brought in the courts of the PRC against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would recognize or enforce a judgment rendered by a court in the United States.

We must comply with the Foreign Corrupt Practices Act and PRC Anti-Bribery Law, which may put us at a competitive disadvantage.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. We are also subject to the PRC Anti-Bribery Law, which strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business, or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Certain PRC government approvals may be required under regulations adopted in August 2006, and, if required, we cannot predict whether we will be able to obtain such approval.

In 2006, six PRC regulatory agencies jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule. This rule requires that if an overseas company is established or controlled by PRC domestic companies or citizens intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC domestic companies or citizens, such acquisition must be submitted to the Ministry of Commerce, rather than local regulators, for approval. In addition, this regulation requires that an overseas company controlled directly or indirectly by PRC companies or citizens and holding equity interests of PRC domestic companies needs to obtain the approval of the China Securities Regulatory Commission, or CSRC, prior to listing its securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice on its official website specifying the documents and materials required to be submitted by overseas special purpose companies seeking CSRC’s approval of their overseas listings.

While the application of the M&A Rule remains unclear, based on their understanding of current PRC laws, regulations, and the notice published on September 21, 2006, since our operating entities were established by means of direct investment, rather than by merger or acquisition of the equity interest or assets of any “domestic company” as defined under the M&A Rules, and no provision in the M&A Rules classifies our contractual arrangements with Wuxi KJF as a type of acquisition transaction falling under the M&A Rules, we are not required to submit an application to the Ministry of Commerce or the CSRC for its approval for our contractual control of Wuxi KJF or any of our transactions.

If the CSRC or another PRC regulatory agency subsequently determines that the approvals from the Ministry of Commerce and/or CSRC were required, our contractual control over the PRC business could be challenged and we may need to apply for a remedial approval and may be subject to certain administrative punishments or other sanctions from PRC regulatory agencies. The regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of our foreign currency in our offshore bank accounts into the PRC, or take other actions that could materially and adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.

The M&A Rule sets forth complex procedures for acquisitions conducted by foreign investors that could make it more difficult to pursue acquisitions.

The M&A Rule sets forth complex procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other shareholders wanted it to occur.

Our executive officers, directors, and principal shareholders hold approximately a large majority of our outstanding ordinary shares. Accordingly, these shareholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other shareholders wanted it to occur.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC-based contractually controlled entity may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

We cannot assure you that our common stock will become liquid or that they will be listed on a securities exchange.

Until our ordinary shares are listed on an exchange, or are quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets,” we expect that our common stock will remain non-tradable. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our ordinary shares. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our ordinary shares to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices that may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current shareholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our ordinary shares. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to annually furnish a report by our management on our internal control over financial reporting. Such report may have to contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. Any such assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K covering our next fiscal year. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our ordinary shares.

Compliance with rules and requirements applicable to public companies will cause us to incur additional costs, and any failure by us to comply with such rules and requirements could negatively affect investor confidence in us and cause the market price of our securities to decline.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, many of which are not reflected in our historical financial statements. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and the securities exchanges, such as the NASDAQ Stock Market LLC and NYSE AMEX, have required changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. Complying with these rules and requirements may be especially difficult and costly for us because we may have difficulty locating sufficient personnel in China with experience and expertise relating to U.S. GAAP and United States public company reporting requirements, and such personnel may command high salaries. If we cannot employ sufficient personnel to ensure compliance with these rules and regulations, we may need to rely more on outside legal, accounting and financial experts, which may be very costly. In addition, we will incur additional costs associated with our public company reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may be subject to the penny stock rules which will make our securities more difficult to sell.

If we are able to obtain a listing of our securities on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our securities sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities may find it more difficult to sell their securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We do not own any real property and all of our locations are leased. The average lease for our clubs is nine to ten years. Our executive management team is located at Baotong Center, No. 567 Jianzhu Road, Wuxi, Jiangsu Province, China. The size of our Wuxi, Nanjing and Jintan clubs are 1,011, 1,828 and 2,518 square meters, respectively. Average rents are RMB44,295 per month (approximately $7,097), RMB130,374 per month (approximately $20,889), and RMB74,837 per month (approximately $11,990), respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known to be pending or threatened by or against us that would have a material adverse effect on our operation results or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On November 6, 2009, the Company’s common stock was accepted for quotation, effective November 9, 2009, on the OTC Bulletin Board under the symbol “CAML.” The Company's common stock was traded in the pink sheets prior thereto. The Company changed its trading symbol to “KJFI” in January 2013. The following table sets forth the quarterly high and low prices of the common stock for the last two fiscal years ended December 31, 2014. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions:

Fiscal Quarter		High Bid	Low Bid
2014
Fourth Quarter		$2.80	$0.55
Third Quarter		$1.99	$1.47
Second Quarter	$	N/A	N/A
First Quarter	$	N/A	N/A

Fiscal Quarter		High Bid	Low Bid
2013
Fourth Quarter	$	N/A	N/A
Third Quarter	$	N/A	N/A
Second Quarter	$	N/A	N/A
First Quarter	$	N/A	N/A

Holders

As of March 23, 2015, the Company had approximately 420 holders of record of the Company's common stock.

Dividends

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate three health care clubs featuring traditional Chinese-style foot massage and other traditional relaxing treatments in Jiangsu province, China. Currently we have three clubs located in Wuxi, Nanjing and Jintan. The operation of Nanjing club was temporarily suspended due to a construction of a shopping mall was started around the Nanjing Club and significantly reduced Nanjing Club’s business. In September 2014, we tried to reopened Nanjing Club for two days, but unfortunately, due to lack of customers and the high operation cost, we postponed the reopening again. The new club in Nantong was in start-up and promotion stage. We differentiate ourselves from other Chinese foot massage clubs based on our decorative style, club size, cultural background, and services.

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

Critical Accounting Policies, Estimates and Assumptions

Consolidated financial statements

The accompanying consolidated financial statements include the accounts of the parent company Wuxi KJF and its subsidiaries, including Wuxi Club, Nanjing Club and Jintan Cub in which the parent company holds equity interests of 96.2%, 79.17% and 100%, respectively. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared and presented in accordance with generally accepted accounting principles in the United States of America (the “GAAP”).

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”) and the functional currency of Wuxi KJF is Renminbi (the “RMB”) as China is the primary economic environment in which they operate.

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

The exchange rates applied are as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1460	6.1122

	Years ended December 31,
	2014	2013
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1457	6.1943

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and demand deposits or liquid investments that are placed with banks and other financial institutions and are unrestricted as to withdrawal or use, or have remaining maturities of three months orless.

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of $1,074,821 and $955,466 for the years ended December 31, 2014 and 2013, respectively.

Revenue recognition

Revenues are recognized when the following four criteria are met: (i)persuasive evidence of an arrangement exists, (ii)the service has been rendered, (iii)the fees are fixed or determinable, and (iv)collectability is reasonably assured.

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

The Company also provides its customers Health Recuperation service, which mainly arranges its customers to take holiday in some famous tourist cities. The Company is responsible for the whole service including providing recruiting members, transportation and accommodation etc. The service fee is collected in advance. The Company recognizes Health Recuperation service when the service is rendered completely. Considering the Company is main service provider and obligator for the whole service, revenue is recognized on a gross basis.

Sundry Foods Revenue

The Company also sells sundry foods to the individual customers when provided with physiotherapy services. Sundry Food Revenue is recognized after foods are delivered, the price is fixed or determinable and collection of the receivables is reasonably assured.

Health Drink Products Revenue

The Company sells health drink products to its customers. Health drink products revenue is recognized after the health drink products are delivered, the price is fixed or determinable and collection of the receivable is reasonably assured.

Cost of Revenues

Cost of revenues primarily consists of salaries, bonuses and allowances paid to physiotherapists and other service staff, rental payments, materials consumed during the physiotherapy, the depreciation and amortization of property and equipment and the business taxes. Cost of health drink products primarily consists of materials and processing fee.

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the years ended December 31, 2014 and 2013 were $677,033 and $659,810, respectively.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of December 31, 2014 and 2013, the Company held cash in banks of $8,958 and $3,077, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Years Ended December 31,
	2014	2013	Change in %
Revenues	$1,041,890	$568,534	83.26%
Cost of revenues	(1,323,057)	(1,198,852)	10.36%
Gross loss	(281,167)	(630,318)	(55.39)%
Selling and general and administrative expenses	(1,669,580)	(1,490,960)	11.98%
Impairment of long-lived assets	(1,074,821)	(955,466)	12.49%
Loss from operations	(3,025,568)	(3,076,744)	(1.66)%
Other expenses	(185,796)	(15,843)	1,072.73%
Loss before income taxes expenses	(3,211,364)	(3,092,587)	3.84%
Income tax expense	-	-	-
Net loss	$(3,211,364)	$(3,092,587)	3.84%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, health recuperation, other therapy treatments services and health drink products. For the year ended December 31, 2014, the Company had revenues of $1,041,890 compared to revenues of $568,534 for the year ended December 31, 2013, an increase of $473,356 or approximately 83.26%. The increase in revenue experienced by the Company was primarily because i) Jintan Club was established in November 2013 which contributed $399,747 revenue for the year ended December 31, 2014 but $119,201 for the year ended December 31, 2013, an increase of $280,546. ii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount $276,616, and health drink product amount $168,224 for the year ended December 31, 2014 compared $nil for the year ended December 31, 2013. iii) Revenue for the year ended December 31, 2014 did not include Nanjing club as its business was temporarily suspended, and Nanjing club contributed $122,828 for the year ended December 31, 2013.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the year ended December 31, 2014, the Company’s total cost was $1,323,057 compared to total costs of $1,198,852 for the year ended December 31, 2013, an increase of $124,205, or approximately 10.36%. This increase in cost of revenue experienced by the Company was primarily due to i) Jintan Club was established in November 2013 which contributed $649,190 cost for the year ended December 31, 2014 but $151,334 for the year ended December 31, 2013. ii) Cost of KJF contributed Health Recuperation Program Product and health drink product amount $277,407 for the year ended December 31, 2014 compared $nil for the year ended December 31, 2013: iii) Nanjing Club was closed at the end of 2013, cost of Nanjing Club was nil for the year ended December 31, 2014 compared $584,094 for the year ended December 31, 2013.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $1,669,580 for the year ended December 31, 2014. Compared to $1,490,960 for the year ended December 31, 2013, there was an increase of $178,620, or approximately 11.98%. This increase was primarily due to i) payroll expenses increased from $280,766 for the year ended December 31, 2013 to $418,483 for the year ended December 31, 2014, an increase of $137,717. ii) Auditing and other professional service fee increase from $202,587 to $445,932, an increase of $243,345.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the year ended December 31, 2014 and 2013, both Wuxi KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the years ended December 31, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Unearned income

Unearned income represents prepayments made by the customers for prepaying massages service and health recuperation service. Service revenue was recognized proportionally when services are provided to customers, reducing unearned income balance. There is no expiration date for the prepayment.

As of December 31, 2014, we had unearned income of $3,286,173 compared to $3,715,753 as of December 31, 2013, a decrease of $429,580, or approximately 11.56%. The decrease in unearned income was the result of service revenue recognized $977,936 but only received deposit $576,692 during the year ended December 31, 2014. As of December 31, 2014, there were 19,621 individual customers represented by unearned income compared to 18,966 individual customers as of December 31, 2013, an increase of 3.45%, and average amount is $167 as of December 31, 2014 compared to $196 as of December 31, 2013.

Among the $3,286,173 as of December 31, 2014, we expect to realize $802,148 income from the prepaid amount in the following 12 months. This amount is an estimate based on our judgment. $802,148 prepayment from massage service customers is expected to be used during the period, considering the current operation of our Wuxi KJF, Wuxi Club and Jintan Club, and our expectation to the operation of the new Nantong Club.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for years ended December 31, 2014 and 2013.

	For The Years Ended December 31,
	2014	2013

Net cash used in operating activities	$(1,777,387)	$(1,779,908)
Net cash used in investing activities	(354,651)	(687,169)
Net cash provided by financing activities	2,154,372	2,299,152
Effect of foreign exchange rate on cash	(15,541)	(829)
Net change in cash	6,793	(168,754)
Cash at beginning of year	21,536	190,290
Cash at end of the period	$28,329	$21,536

Cash flow from Operating Activities

Net cash of $1,777,387 was used in operating activities for the year ended December 31, 2014 compared to net cash used in operating activities of $1,779,908 for the year ended December 31, 2013, representing a decrease of $2,521. The decrease in net cash used in our operating activities was primarily attributable to the following reasons: i) net loss of $3,211,364 for the year ended December 31, 2014, compared to net loss of $3,092,587 for the year ended December 31, 2013, which is a difference of $118,777. ii) an impairment loss $955,466 was recognized in the year ended December 31, 2013 but $1,074,821 for the year ended December 31, 2014 which is an increase of $119,355. iii) a decrease in unearned income of $409,166 for the year ended December 31, 2014 and a decrease in unearned income of $177,590 for the year ended December 31, 2013, which is a difference of $231,576.

Cash flow from Investing Activities

For the year ended December 31, 2014, the net cash used in investing activities was $354,651 compared to net cash used in investing activities of $687,169 for the year ended December 31, 2013, a decrease of $332,518. The decrease in net cash used in investing activities was primarily attributable to the decrease of cash paid to purchase property, plant and equipment. During the year ended December 31, 2013, both Jintan Club and Nantong Club’s were under construction for leasehold improvement; while during the year ended December 31, 2014, only Nantong Club’s construction was continuing.

Cash flow from Financing Activities

For the year ended December 31, 2014, the net cash provided by financing activities was $2,154,372 compared to net cash provided by financing activities of $2,299,152 for the year ended December 31, 2013, a decrease of $144,780. The decrease in net cash provided by financing activities was primarily attributable to the following reasons: i) collection from owner of $2,510,441 for year ended December 31, 2014, compared to $1,740,998 for the year ended December 31, 2013, which is a difference of $769,443; ii)loan to an owner of $100,038 for the year ended December 31, 2014 and $205,627 for the year ended December 31, 2013, which is a difference of $105,589; iii) due to owner decreased of $208,748 for the year ended December 31, 2014 and increase $34,691 for the year ended December 31, 2013, which is a difference of $243,439. iv) in order to raise necessary working capital for the new clubs’ decorations, an increase in loan from third parties of $729,090 for the year ended December 31 and loan from third party $125,521 but repaid $172,804 for the year ended December 31, 2014, which is a difference of $776,373.

Currently the Company generates cash to meet short-term and long-term cash requirements by several means. 1) The current main source of cash is to sell “VIP cards for Kang Jia Fu Royal Traditional Health Clubhouse” to our customers coming to our clubs to take the services. 2) During the first half year of 2014, relying on the mature sales channels, the Company has started to develop new products or services to expand our revenue sources. We developed Royal Tea and Royal Condiment Products, which were sold in the second half year of 2014. The Company will also implement sales agent mechanism, and set up city-level agents. We expect to develop 15 city-level agents during the year 2015. 3) The majority shareholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. However, there is no assurance that the Company will be successful in achieving these goals.

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

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $3,211,364 for the year ended December 31, 2014 and $3,092,587 for year ended December 31, 2013, negative working capital of $3,044,964 as of December 31, 2014 and $2,786,267 as of December 31, 2013, and has a total deficit of $5,108,110 as of December 31, 2014 and $7,213,262 as of December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMJOYFUL INTERNATIONAL COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Comjoyful International Company

We have audited the accompanying consolidated balance sheets of Comjoyful International Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comjoyful International Company and its subsidiaries, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying of consolidated financial statements has been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has negative working capital, suffered recurring losses from operations, and has a net capital deficiency that raises substantial doubts about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP
New York, New York
March 30, 2015

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash	$28,329	$21,536
Due from a related party	-	149,372
Inventories	154,771	117,935
Other current assets	62,428	35,277
Total current assets	245,528	324,120

Property and equipment, net	100,480	1,523,663
Advance payment for leasehold improvements	752,776	713,894
Rental deposits	97,099	97,636
Intangible assets, net	22,102	17,122
Total Assets	$1,217,985	$2,676,435

Liabilities and Stockholders’ Deficit
Current liabilities:
Other current liabilities	$1,517,751	$1,197,223
Due to third parties	687,539	738,884
Due to an owner	283,054	494,504
Unearned income-current portion	802,148	679,776
Total current liabilities	3,290,492	3,110,387

Unearned income-long-term portion	2,484,025	3,035,977
Advances from investors of new clubs	551,578	3,743,333
Total liabilities	6,326,095	9,889,697

Commitments and Contingencies

Deficit
Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at December 31, 2014 and 2013, respectively	20,808	9,083
Additional Paid-in capital	3,139,140	725,473
Due from an owner	-	(2,423,615)
Accumulated deficit	(7,932,249)	(4,816,088)
Accumulated other comprehensive loss	(26,192)	(50,682)
Total Comjoyful International Company stockholders’ deficit	(4,798,493)	(6,555,829)
Non-controlling interests	(309,617)	(657,433)
Total Deficit	(5,108,110)	(7,213,262)

Total Liabilities and Deficit	$1,217,985	$2,676,435

The accompanying notes are an integral part of the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2014	2013

Revenues	$1,041,890	$568,534
Cost of revenues	(1,323,057)	(1,198,852)
Gross loss	(281,167)	(630,318)

Operating expenses
Selling and general and administrative expenses	(1,669,580)	(1,490,960)
Impairment of long-lived assets	(1,074,821)	(955,466)
Total operating expenses	(2,744,401)	(2,446,426)

Loss from operations	(3,025,568)	(3,076,744)

Other income/(expenses)
Interest expenses	(88,857)	(15,838)
Other expenses	(96,939)	(5)
Total other expenses	(185,796)	(15,843)

Loss before income taxes expenses	(3,211,364)	(3,092,587)

Income tax expenses	-	-
Net loss	(3,211,364)	(3,092,587)
Less: Net loss attributable to non-controlling interests	(95,203)	(942,767)
Net loss attributable to Comjoyful International Company	(3,116,161)	(2,149,820)

Comprehensive loss
Net loss	(3,211,364)	(3,092,587)
Foreign currency translation adjustment	8,926	(93,080)

Total comprehensive loss	(3,202,438)	(3,185,667)
Less: Comprehensive loss attributable to non-controlling interests	(110,767)	(947,528)
Comprehensive Loss Attributable to Comjoyful International Company	$(3,091,671)	$(2,238,139)

Loss Per Share Basic and Diluted	$(1.54)	$(2.37)

Weight Average Number of Common Shares Outstanding-Basic and Diluted	2,029,474	908,339

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of Shares	Common stock	Additional paid-in capital	Due from an owner	Accumulated deficits	Accumulated other comprehensive income	Non-controlling interests	Total Deficit

Balance at January 1, 2013	908,339	$9,083	$725,473	$(3,855,715)	$(2,666,268)	$37,637	$290,095	$(5,459,695)
Repayment from an owner	-	-	-	1,432,100	-	-	-	1,432,100
Net loss	-	-	-	-	(2,149,820)	-	(942,767)	(3,092,587)
Foreign currency translation adjustment	-	-	-	-	-	(88,319)	(4,761)	(93,080)
Balance at December 31, 2013	908,339	9,083	725,473	(2,423,615)	(4,816,088)	(50,682)	(657,433)	(7,213,262)

Effect of reverse recapitalization	1,172,534	11,725	2,413,667	-	-	-	458,583	2,883,975
Repayment from an owner	-	-	-	2,423,615	-	-	-	2,423,615
Net loss	-	-	-	-	(3,116,161)	-	(95,203)	(3,211,364)
Foreign currency translation adjustment	-	-	-	-	-	24,490	(15,564)	8,926
Balance at December 31, 2014	2,080,873	$20,808	$3,139,140	$-	$(7,932,249)	$(26,192)	$(309,617)	$(5,108,110)

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,211,364)	$(3,092,587)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	417,704	493,476
Amortization of intangible assets	5,014	3,504
Impairment of long lived assets	1,074,821	955,466
Loss of advance payment for leasehold improvements	84,112	-

Changes in current assets and liabilities:
Inventories	(37,486)	(37)
Other current assets	(27,346)	14,859
Due from a related party	-	(142,766)
Other current liabilities	326,324	165,767
Unearned income	(409,166)	(177,590)
Net cash used in operating activities	(1,777,387)	(1,779,908)

Cash flows from investing activities:
Cash paid to purchase property, plant and equipment	(87,740)	(637,933)
Advance payment for leasehold improvements	(126,923)	(47,686)
Cash paid to purchase of intangible assets	-	(1,550)
Loan proceeds	(139,988)	-
Net Cash used in investing activities	(354,651)	(687,169)

Cash flows from financing activities:
Loan to an owner	(100,038)	(205,627)
Collection from an owner	2,510,441	1,740,998
Due to an owner	(208,748)	34,691
Due to third parties	125,521	729,090
Repayments of third parties	(172,804)	-
Net cash provided by financing activities	2,154,372	2,299,152

Effect of foreign exchange rate on cash	(15,541)	(829)

Net change in cash	6,793	(168,754)

Cash at beginning of period	21,536	190,290
Cash at end of the period	$28,329	$21,536

Supplemental cash flow information
Interest paid	$8,136	$-

Income taxes paid	-	-

Noncash investing and financing activities:

Acquisition of property, plant and equipment included in other
Current liabilities	$-	$200,841

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On December 12, 2012, Comjoyful International Ltd., a company incorporated under the laws of the British Virgin Islands ("Comjoyful BVI"), and Ms.Lucanto entered into a Stock Purchase Agreement pursuant to which Ms. Lucanto sold to Comjoyful BVI 1,784,497 shares of the Common Stock, representing approximately 85.76% of the total issued and outstanding shares of Common Stock (the "Transaction"). At the closing of the Transaction, Ms. Lucanto resigned from her positions as officer and director of the Company. As a result, Comjoyful BVI attained voting control of the Company, and Mr. Yazhong Liao became the Chief Executive Officer, President and Chief Financial Officer, and was also appointed as a director of the Company.

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

On November 15, 2012, KJF Group Inc. (the “KJF Group”) was incorporated in British Virgin Islands as a BVI Business Company. On November 15, 2012, KJF Group issued 50,000 shares with a par value of US$1.00 to 195 members. Mr. Yazhong Liao, Ms. Zhangmei Zhang, Mr. Huiwen Qu, Ms. Xiuxia Ji and Mr. Yimin Gu owned 14.994%, 13.994%, 11.996%, 4.998% and 4.918% ordinary shares of KJF Group, respectively, which is 50.9% in total. The other 190 individuals owned 49.1% ordinary shares of KJF Group. These 190 individuals are all individual investors Wuxi KJF entered into partnership co-investment agreements with them in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. By issuing shares of KJF Group to these investors, Wuxi KJF has entered into agreement with them that the initial co-investment agreements were forfeited and their investment in clubs would be consideration for subscribing KJF Group’s shares at RMB100,000 for 99 shares (the “New Agreement”). The New Agreement is effective upon the consummation of the going public of Wuxi KJF. Equity interest of the above 190 individual investors in correspondence clubs would be returned if the going public did not consummate.

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

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $3,211,364 for the year ended December 31, 2014 and $3,092,587 for year ended December 31, 2013, negative working capital of $3,044,964 as of December 31, 2014 and $2,786,267 as of December 31, 2013, and has a total deficit of $5,108,110 as of December 31, 2014 and $7,213,262 as of December 31, 2013. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The management plans to raise necessary working capital by developing new products and services, and the stockholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. KJF Biotech has also repaid $2,510,441 to Wuxi KJF during the year 2014. There are no assurances that the Company will be successful in achieving these goals.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated financial statements

The accompanying consolidated financial statements include the accounts of the parent company Wuxi KJF and its subsidiaries, including Wuxi Club, Nanjing Club and Jintan Cub in which the parent company holds equity interests of 96.2%, 79.17% and 100%, respectively. All transactions and balances between the Company and its direct or indirect owned subsidiaries have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared and presented in accordance with generally accepted accounting principles in the United States of America (the “GAAP”).

Foreign currency transactions and translation

The reporting currency of the Company is United States Dollars (the “USD”) and the functional currency of Wuxi KJF is Renminbi (the “RMB”) as China is the primary economic environment in which they operate.

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

The exchange rates applied are as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for equity accounts	6.1460	6.1122

	Years ended December 31,
	2014	2013
Items in the statements of operations and comprehensiveloss, and statements cash flows	6.1457	6.1943

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of $1,074,821 and $955,466 for the years ended December 31, 2014 and 2013, respectively. (See Note 6)

Revenue recognition

Revenues are recognized when the following four criteria are met: (i)persuasive evidence of an arrangement exists, (ii)the service has been rendered, (iii)the fees are fixed or determinable, and (iv)collectability is reasonably assured.

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

The Company also provides its customers Health Recuperation service, which mainly arranges its customers to take holiday in some famous tourist cities. The Company is responsible for the whole service including providing recruiting members, transportation and accommodation etc. The service fee is collected in advance. The Company recognizes Health Recuperation service when the service is rendered completely. Considering the Company is main service provider and obligator for the whole service, revenue is recognized on a gross basis.

Sundry Foods Revenue

The Company also sells sundry foods to the individual customers when provided with physiotherapy services. Sundry Food Revenue is recognized after foods are delivered, the price is fixed or determinable and collection of the receivable is reasonably assured.

Health Drink Products Revenue

The Company sells health drink products to its customers. Health drink products revenue is recognized after the health drink products are delivered, the price is fixed or determinable and collection of the receivable is reasonably assured.

Cost of Revenues

Cost of revenues primarily consists of salaries, bonuses and allowances paid to physiotherapists and other service staff, rental payments, materials consumed during the physiotherapy, the depreciation and amortization of property and equipment, and the business taxes. Cost of health drink products primarily consists of materials and processing fee.

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the years ended December 31, 2014 and 2013 were $677,033 and $659,810, respectively.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of December 31, 2014 and 2013, the Company held cash in banks of $8,958 and $3,077, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in Mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s businessmay be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

Management is still evaluating the effects of adoption of this Accounting Standards Update.

4.	INVENTORIES

Inventories as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Medicinal materials	$45,545	$81,310
Other materials	109,226	36,625

Total	$154,771	$117,935

5.	OTHER CURRENT ASSETS

Other current assets as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Advances to staff for business use	$9,072	$24,735
Advance to suppliers	52,704	-
Others	652	10,542

Total	$62,428	$35,277

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Leasehold improvements	$10,228	$1,892,953
Furniture and office equipment	53,414	88,772
Computer and electronic equipment	29,860	73,604
Motor vehicle	74,988	16,052
	168,490	2,071,381

Less: Accumulated depreciation and amortization	(68,010)	(547,718)

Total	$100,480	$1,523,663

Depreciation and amortization expenses for the years ended December 31, 2014 and 2013 were $417,704 and $493,476, respectively.

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

We performed our annual long-lived assets impairment test as of December 31, 2014. As the carrying value of Wuxi Club and Jintan Club are higher than the undiscounted cash flows, impairment loss should be recognized. An impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. We determined that the implied fair value of long-lived assets of Wuxi Club and Jintan Club were nil. Therefore, a longlived impairment loss of US$1,074,821 was recognized for the year ended December 31, 2014.

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

In accordance with ASC 820, the impaired long-lived assets of Nanjing Club are classified within Level 3 as the Company measures the fair value with the discounted cash flows from Nanjing Club future operation. This estimated assets was derived through application of the income approach which included the estimation of Nanjing Club’s following five years of pre-tax income, based on actual historical operating results coupled with management’s best estimate of future performance and certain market assumptions, and the estimation of the disposal value at the end of the five years. The Company applied a discount rate of approximately 16% as at December 31, 2013 which was determined through the assessment of the Company-specific and industry-specific risks.

7.	ADVANCE PAYMENT FOR LEASEHOLD IMPROVEMENT

Wuxi KJF has paid in advance to decoration suppliers for leasehold improvement for the Nantong club. As of December 31, 2014 and 2013, the balance of advance payment for leasehold improvement amounted to $752,776 and $713,894, respectively.

8.	RENTAL DEPOSITS

Wuxi KJF rents premises for its business clubs and was required to pay rental deposits pursuant to rental agreements and the rental deposits will be refunded after the lease terminates. As of December 31, 2014 and 2013, the rental deposits amounted to $97,099 and $97,636, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Accounting and operational software	$32,025	$22,058
Less: Accumulated amortization	(9,923)	(4,936)

Total	$22,102	$17,122

Amortization expenses for the years ended December 31, 2014 and 2013 were $5,014 and $3,504, respectively. The estimated annual amortization expense for intangible asset is $4,387 for the years ended December 31, 2015 and 2016, $3,819 for the year ended December 31, 2017 and $78 for the year ended December 31, 2018.

10.	OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Payable for leasehold improvement and accrued rental expenses	$1,390,910	$1,093,125
Payroll payable	52,884	53,499
Other tax payable	73,957	50,599

Total	$1,517,751	$1,197,223

11.	DUE TO THIRD PARTIES

On June 3, 2013, Wuxi KJF borrowed $464,550 from individual investor Teng Guoxiang for Jintan Club decoration with annual interest rate 4.2%, matured on March 31, 2014. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to December 31, 2014 with annual interest rate 18.0%. On December 31, 2014, Wuxi KJF repaid $81,357 to Teng Guoxiang. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to September 30, 2015 with annual interest rate 6%.

On September 1, 2013, Jintan Club entered into a loan agreement with individual investor Teng Guoxiang with up-limit RMB 5 million ($811,267). Jintan Club has outstanding loan $303,550 and $189,163 from Teng Guoxiang for Jintan Club working capital with annual interest rate 6% as of December 31, 2014 and 2013, respectively. The agreement expires on August 31, 2018, and the lender could demand the repayment with 30 days in-advance notice.

Interest expense for the above loans was $88,857 and $15,838 for the years ended December 31, 2014 and 2013.

The weighted average interest rate on these loans outstanding was 11.15% and 3.86% as of the date of December 31, 2014 and 2013, respectively.

12.	ADVANCES FROM INVESTORS OF NEW CLUBS

Wuxi KJF entered into partnership co-investment agreements with 401 individual investors in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. As of December 31, 2014, only Wuxi Club and Jintan Club had started operations, and other clubs were still in start-up stage, advances from investors of new clubs amounted to $551,578. As of December 31, 2013, advances from investors of new clubs amounted to $3,743,333. The amount is non-interest bearing and would be invested into the new clubs as capital once they are founded per the original co-investment agreements. However per the New Agreements (See Note 1), 190 of the 401 investors entered into with Wuxi KJF, their investment of $3,188,705 in clubs became consideration for subscribing KJF Group’s shares at RMB100,000 for 99 shares. The new agreement is effective upon the consummation of the reverse recapitalization between Wuxi KJF and the Comjoyful. On January 17, 2014, the reverse capitalization between Wuxi KJF and the Comjoyful was consummated; therefore, the balance of advance from investors of new clubs was decreased to $550,039 as of January 17, 2014.

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	December 31,
	2014	2013

Current portion	$802,148	$679,776
Long-term portion	2,484,025	3,035,977

Total	$3,286,173	$3,715,753

The balances of unearned income as of December 31, 2014 and 2013 represented prepayments made by the customers for prepaying massages service and “Health Recuperation” service. Service revenue is recognized proportionally when services are provided to customers, reducing the unearned income balance. There is no expiration date for the prepayment, and the period in which revenue will be realized is uncertain. Income from deliveries of services of $802,148 and $679,776 was expected to be earned in twelve months as of December 31, 2014 and 2013, respectively. The estimation was made based on the Company’s revenue projection according to both existing clubs’ historical experience and the plan for the opening of new clubs. During the years ended December 31, 2014 and 2013, customers’ consumption of unearned income of $977,936 and $495,448 was recognized as revenue, respectively. The prepayment is not refundable once made by the customers.

14.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Comjoyful International Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

Comjoyful Industrial Development Limited ("Comjoyful HK") is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from the year 2014 to 2013. Comjoyful HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2014 and 2013, and therefore, Comjoyful HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The entities incorporated in PRC file separate tax returns to PRC taxation authorities. Effective from January 1, 2008, the PRC’s statutory rate is 25%. The entities are subject to an income tax rate of 25%, unless otherwise specified.

The Company’s VIE files separate tax returns to PRC taxation authorities.

Wuxi KJF, Nanjing KJF and Jintan Club

Nanjing KJF, Wuxi KJF and Jintan Club are subject to PRC Enterprise Income Tax ("EIT") on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Years ended December 31,
	2014	2013
	%	%
Reconciling items:
PRC statutory tax rate	(25)	(25)
Non- deductible expenses	12	12
Change in valuation allowance	13	13

Effective tax rate	0	0

Wuxi KJF and Jintan Club had deferred tax assets of $1,367,454 and $696,098as of December 31, 2014 and 2013, respectively that consist of tax loss carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, Wuxi KJF and Jintan Club do not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to the individual income tax ("IIT") on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. The IIT is calculated by taxable income multiplying with applicable tax rate, and then minus deducting amount.Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for years ended December 31, 2014 and 2013, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

The Company did not identify significant unrecognized tax benefits for the years ended December 31, 2014 and 2013. They did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of pronouncement issued by FASB regarding accounting for uncertainty in income taxes did not have a significant impact on the unrecognized tax benefits within 12 months from December 31, 2014.

15.	EMPLOYEE BENEFIT PLAN

Full time employees of the Company and Wuxi KJF located in the PRC (mainland), participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The Company and Wuxi KJF accrue for these benefits based on certain percentages of the employees' salaries. The Company and Wuxi KJF accrued the welfare benefits of $83,952 and $205,664 for years ended December 31, 2014 and 2013, respectively.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During the years ended December 31, 2014 and 2013, Wuxi KJF recorded $46,504 and $31,453 expenses for those shared officers and employees in selling and general and administrative expenses, respectively.

Due from an owner of $nil and $2,423,615 as of December 31, 2014 and 2013 was non-interest bearing loan to KJF Biotech that was primarily to KJF Biotech to support KJF Biotech’s operations. Pursuant to an agreement between the Wuxi KJF and KJF Biotech, the amount due from KJF Biotech as of December 31, 2012 should be repaid as below terms:

Terms	Repayment (percentage of total amount)
By June 30, 2013	10%
By December 31, 2013	25%
By June 30, 2014	30%
By December 31, 2014	35%
Total	100%

The balance was classified as a receivable in the equity as of December 31, 2013.

During the year ended December 31, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $100,038, and KJF Biotech repaid to Wuxi KJF $2,510,441. During the year ended December 31, 2013, the amount of loans Wuxi KJF made to KJF Biotech was $205,627, and KJF Biotech repaid to Wuxi KJF $1,740,998.

The balances of due to an owner as of December 31, 2014 and 2013 were $283,054 and $494,504, respectively, and represented payment made by KJF Biotech for operation purposes on behalf of Wuxi Club.

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

As of December 31, 2014 and 2013, the Company held cash in banks of $8,958 and $3,077, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The businessmay be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

No single suppliers accounted for 10% or more of total inventory and service purchases for the years ended December 31, 2014 and 2013.

No single customer accounted for 10% or more of total sales for the years ended December 31, 2014 and 2013.

18.	COMMITMENTS AND CONTINGENCY

Capital commitments

As of December 31, 2014, there were capital commitments amounting to $80,941 which were mainly related the leasehold improvements of the new clubs.

Operating lease commitments

The Company leased offices spaces and employee living spaces under non-cancellable operating leases.Future minimum rental commitments for the next five years are as follows:

December 31,

2015	$669,613
2016	704,482
2017	733,673
2018	787,421
2019	678,352
2020 and then after	898,094
Total	$4,471,635

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override.

2. In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

3. There is a strong reliance on the external consultants and legal counsel to review and edit the annual and quarterly filings and to ensure compliance with Securities and Exchange Commission disclosure requirements.

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 1992. Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2014, and determined it to be ineffective for the reasons set forth above.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of Securities and Exchange Commission disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants as it relates to new accounting principles and changes to Securities and Exchange Commission disclosure requirements. The Company has found this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the names and ages of our directors and executive officers, as of the date of this Form 10-K:

Name	Age	Position
Yazhong Liao	48	Chief Executive Officer, President and Director
Gene Michael Bennett	67	Chief Financial Officer

Management

Yazhong Liao is our sole director and Chief Executive Officer and President of the Company. Mr. Liao has been executive president of Wuxi Kangjiafu Biotech Co., Ltd., since 2008, and has been executive president of Wuxi KJF, since 2010. Mr. Liao graduated from the Sichuan Southwestern College of Construction Engineering in 1998 with a College Diplomat.

Gene Michael Bennett is the CEO and Managing Partner of American General Business Association, a non-governmental organization that assists Chinese companies in developing business overseas. Mr. Bennett currently serves as Chairman of the Audit Committees of China Pharma Holdings, Inc. (AMEX: CPHI). Mr. Bennett holds a Master of Business Administration in finance and a Bachelors in accounting from Michigan State University.

To the best of our knowledge, no family relationships exist among our directors or executive officers. To the best of our knowledge, none of our directors or executive officers has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors

Our Board of Directors is currently composed of one member, Mr. Yazhong Liao. He is responsible for exercising and performing such powers and duties as prescribed by our Bylaws.

Board Committees

As of this date, our Board of Directors has not appointed an audit committee, compensation committee or nominating committee, however, we are not currently required to have such committees. Accordingly, we do not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended and the Exchange Act. The functions ordinarily handled by these committees are currently handled by our entire Board of Directors. Our Board of Directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

No Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

We have not adopted a code of ethics because, to date, we have had no meaningful operations. However, we plan to adopt a code of ethics in the future.

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2014, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Yazhong Liao served as our Chief Executive Officer and President during the last two fiscal year and Gene Michael Bennett served as Chief Financial Officer of the Company during the same time period. Mr. Liao received salary of RMB15,800 (approximately US$2,590) in the aggregate for his services as an officer during the last two fiscal years. On August 9, 2013, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Bennett. Pursuant to the Employment Agreement, Mr. Bennett receives a monthly salary of RMB30,000 (approximately US$5,000). No other executive officers received salary and bonus in excess of $100,000 during the last two fiscal years.

Outstanding Equity Awards

We have not adopted retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees..

Director Compensation

Mr. Liao has not received any direct compensation for his services as a director.

Employment Agreements

On August 9, 2013, the Company entered into an Employment Agreement with Mr. Bennett. Pursuant to the Employment Agreement, Mr. Bennett will receive a monthly salary of RMB30,000 (approximately US$5,000). The Employment Agreement may be terminated by the Company for cause upon thirty days prior written notice or one month’s salary to Mr. Bennett. Mr. Bennett may terminate the Employment Agreement with the Company upon thirty days prior written notice. Additionally, the Employment Agreement may be terminated upon mutual agreement between the parties.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number	%(2)

Directors and Executive Officers
Yazhong Liao (1)	1,784,497	85.76%
Gene Michael Bennett	0	0

All directors and executive officers as a group (2 persons)	1,784,497	85.76%
Major Shareholders
Comjoyful International Ltd. (1)	1,784,497	85.76%

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

(2) Percentage ownership is based on 2,080,873 shares of Common Stock outstanding as of March 23, 2015. There are no outstanding options, warrants or other securities convertible into our Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During the years ended December 31, 2014 and 2013, Wuxi KJF recorded $46,504 and $31,453 expenses for those shared officers and employees in selling and general and administrative expenses, respectively.

As of December 31, 2014 and 2013, there were balances due to an owner in the amount of nil and $2,423,615 in the form of a non-interest bearing loan made to KJF Biotech to support operations.

During the year ended December 31, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $100,038. During the year ended December 31, 2013, the amount of loans Wuxi KJF made to KJF Biotech was $205,627.

As of December 31, 2014 and 2013, there were balances due to an owner in the amount of $283,054 and $494,504, respectively. These amounts represent payment made by KJF Biotech for operation purposes on behalf of Wuxi Club.

Non-interest bearing amounts due from a related party of nil represent expenses the Company paid on behalf of Comjoyful International Company during the year ended December 31, 2014. Comjoyful International Company is majority owned and controlled by the Company’s owners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2014, the total fees billed by Marcum Bernstein & Pinchuk LLP for audit-related services was $180,000, for tax services was $0 and for all other services was $0.

During the fiscal year ended April 30, 2013, the total fees billed by Marcum Bernstein & Pinchuk LLP for audit-related services was $10,000, for tax services was $0 and for all other services was $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1*	Articles of Incorporation - Nevada
3.2*	By-Laws
10.1**	Entrusted Management Agreement
10.2**	Shareholder’s Voting Proxy Agreement
10.3**	Exclusive Option Agreement
10.4**	Exclusive Technology Service Agreement
10.5**	Share Equity Pledge Agreement
10.6**	Form of Partnership Co-Investment Agreement
10.7***	Translation of Unanimous Action Confirmation Letter dated January 26, 2011
10.8***	Translation of Unanimous Action Confirmation Letter dated December 28, 2012
21**	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Previously filed with the Company’s Form 8-K on June 13, 2011.

**	Previously filed with the Company’s Form 8-K on January 21, 2014.

***	Previously filed with the Company’s Amendment No. 2 to Form 8-K on May 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Comjoyful International Company

Date: March 30, 2015	By:	/s/ Yazhong Liao
Yazhong Liao
Chief Executive Officer,
(Principal Executive Officer)

Date: March 30, 2015	By:	/s/ Gene Michael Bennett
Gene Michael Bennett
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities and on the dates indicated.

/s/ Yazhong Liao	Date: March 30, 2015
Yazhong Liao, Director

