Form 10-Q
period 2015-03-31
Comjoyful International Co
filed 2015-05-20
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The Registrant had 2,080,873 shares of common stock outstanding on May 15, 2015.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$58,074	$28,329
Inventories	151,229	154,771
Other current assets	74,189	62,428
Total current assets	283,492	245,528

Property and equipment, net	92,878	100,480
Advance payment for leasehold improvements	778,234	752,776
Rental deposits	97,502	97,099
Intangible assets, net	20,432	22,102
Total Assets	$1,272,538	$1,217,985

Liabilities and Stockholders’ Deficit
Current liabilities:
Other current liabilities*	$1,583,499	$1,517,751
Due to third parties*	770,058	687,539
Due to owners*	784,874	283,054
Unearned income-current portion*	511,289	802,148
Total current liabilities	3,649,720	3,290,492

Unearned income-long-term portion*	2,724,279	2,484,025
Advances from investors of new clubs*	553,867	551,578
Total liabilities	6,927,866	6,326,095

Commitments and Contingencies

Deficit Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	20,808	20,808
Additional Paid-in capital	3,134,763	3,139,140
Accumulated deficit	(8,438,915)	(7,932,249)
Accumulated other comprehensive loss	(42,667)	(26,192)
Total Comjoyful International Company stockholders’ deficit	(5,326,011)	(4,798,493)
Non-controlling interests	(329,317)	(309,617)
Total Deficit	(5,655,328)	(5,108,110)

Total Liabilities and Deficit	$1,272,538	$1,217,985

The accompanying notes are an integral part of the consolidated financial statements

*Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$110,635	$362,767
Cost of revenues	(143,790)	(454,948)
Gross loss	(33,155)	(92,181)
		a.
Operating expenses
Selling and general and administrative expenses	(481,700)	(511,204)
Total operating expenses	(481,700)	(511,204)
		b.
Loss from operations	(514,855)	(603,385)

Other income/(expenses)
Interest expenses	(10,385)	(7,124)
Other expenses	(27)	(329)
Total other expenses	(10,412)	(7,453)

Loss before income taxes expenses	(525,267)	(610,838)
Income tax expenses	-	-
Net loss	(525,267)	(610,838)
Less: Net loss attributable to non-controlling interests	(18,601)	(23,196)
Net loss attributable to Comjoyful International Company	(506,666)	(587,642)

Comprehensive loss
Net loss	(525,267)	(610,838)
Foreign currency translation adjustment	(17,574)	17,712

Total comprehensive loss	(542,841)	(593,126)
Less: Comprehensive loss attributable to non-controlling interests	(19,700)	(38,167)
Comprehensive Loss Attributable to Comjoyful International Company	$(523,141)	$(554,959)

Loss Per Share Basic and Diluted	$(0.24)	$(0.31)

Weight Average Number of Common Shares Outstanding-Basic and Diluted	2,080,873	1,872,423

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(525,267)	$(610,838)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	8,296	101,875
Amortization of intangible assets	1,755	2,755

Changes in current assets and liabilities:
Inventories	4,168	15,966
Other current assets	(11,459)	(40,131)
Other current liabilities	59,219	110,926
Unearned income	(63,993)	(137,348)
Net cash used in operating activities	(527,281)	(556,795)

Cash flows from investing activities:
Cash paid to purchase property, plant and equipment	(309)	(12,640)
Advance payment for leasehold improvements	(22,248)	(37,976)
Net Cash used in investing activities	(22,557)	(50,616)

Cash flows from financing activities:
Loan to an owner	(128,709)	(69,206)
Collection from an owner	221,150	648,611
Due to owners	406,875	11,235
Due to third parties	79,357	49,201
Net cash provided by financing activities	578,673	639,841

Effect of foreign exchange rate on cash	910	(16,259)

Net change in cash	29,745	16,171

Cash at beginning of period	28,329	28,920
Cash at end of the period	$58,074	$45,091

Supplemental cash flow information

Interest paid	$-	$-

Income taxes paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $525,267 for the three months ended March 31, 2015 and $610,838 for the three months ended March 31, 2014, negative working capital of $3,366,228 as of March 31, 2015 and $3,044,964 as of December 31, 2014, and has a total deficit of $5,655,328 as of March 31, 2015 and $5,108,110 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The interim consolidated financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations for three months ended March 31, 2015 and 2014, and its consolidated cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	March 31, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.1206	6.1460

	Three months ended March 31,
	2015	2014
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1444	6.1177

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of nil for the three months ended March 31, 2015 and nil for the three months ended March 31, 2014 (See Note 6)

Revenue recognition

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the three months ended March 31, 2015 and 2014 were $168,242 and $170,230, respectively.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of March 31, 2015 and December 31, 2014, the Company held cash in banks of $6,766 and $8,958, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

4.	INVENTORIES

Inventories as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Medicinal materials	$42,799	$45,545
Other materials	108,430	109,226

Total	$151,229	$154,771

5.	OTHER CURRENT ASSETS

Other current assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Advances to staff for business use	$1,025	$9,072
Advance to suppliers	69,561	52,704
Others	3,603	652

Total	$74,189	$62,428

Advance to suppliers mainly represents prepayment to suppliers for purchase materials and other necessary ingredients for the production of health drink.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Unaudited)
Leasehold improvements	$9,500	$10,228
Furniture and office equipment	53,597	53,414
Computer and electronic equipment	30,278	29,860
Motor vehicle	75,299	74,988
	168,674	168,490

Less: Accumulated depreciation and amortization	(75,796	(68,010

Total	$92,878	$100,480

Depreciation and amortization expenses for the three months ended March 31, 2015 and 2014 were $8,296 and $101,875, respectively.

We performed our long-lived assets impairment test as of December 31, 2014. As the carrying value of Wuxi Club and Jintan Club are higher than the undiscounted cash flows, impairment loss should be recognized. An impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. We determined that the implied fair value of long-lived assets of Wuxi Club and Jintan Club were nil. Therefore, a long-lived impairment loss of$1,074,821 was recognized for the year ended December 31, 2014.

7.	ADVANCE PAYMENT FOR LEASEHOLD IMPROVEMENT

Wuxi KJF has paid in advance to decoration suppliers for leasehold improvement for the Nantong club. As of March 31, 2015 and December 31, 2014, the balance of advance payment for leasehold improvement amounted to $778,234 and $752,776, respectively.

8.	RENTAL DEPOSITS

Wuxi KJF rents premises for its business clubs and was required to pay rental deposits pursuant to rental agreements and the rental deposits will be refunded after the lease terminates. As of March 31, 2015 and December 31, 2014, the rental deposits amounted to $97,502 and $97,099, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31,2014
	(Unaudited)
Accounting and operational software	$32,158	$32,025
Less: Accumulated amortization	(11,726)	(9,923)

Total	$20,432	$22,102

Amortization expenses for the three months ended March 31, 2015 and 2014 were $1,755 and $2,755, respectively. The estimated annual amortization expense for intangible asset is $7,048 for the years ended December 31, 2015 and 2016, $6,477 for the year ended December 31, 2017 and $1,620 for the year ended December 31, 2018.

10.	OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
Payable for leasehold improvement and accrued rental expenses	$1,453,321	$1,390,910
Payroll payable	53,242	52,884
Other tax payable	76,936	73,957

Total	$1,583,499	$1,517,751

11.	DUE TO THIRD PARTIES

On June 3, 2013, Wuxi KJF borrowed $464,550 from individual investor Teng Guoxiang for Jintan Club decoration with annual interest rate 4.2%, matured on March 31, 2014. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to December 31, 2014 with annual interest rate 18.0%. On December 31, 2014, Wuxi KJF repaid $81,357 to Teng Guoxiang. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to September 30, 2015 with annual interest rate 6%. During the three months ended March 31, 2015, Wuxi KJF borrowed $79,357 from Teng Guoxiang for Jintan Club decoration with annual interest rate 5.75%,

Interest expense for the above loans was $10,536 and $7,136 for the three months ended March 31, 2015 and 2014, respectively.

The weighted average interest rate on these loans outstanding was 5.75% and 11.15% as of the date of March 31, 2015 and December 31, 2014, respectively.

12.	ADVANCES FROM INVESTORS OF NEW CLUBS

Wuxi KJF entered into partnership co-investment agreements with 401 individual investors in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. As of March 31, 2015 and December 31, 2014, only Wuxi Club and Jintan Club had started operations and other clubs were still in start-up stage, advances from investors of new clubs amounted to $553,867 and $551,578, respectively.

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	March 31, 2015	December 31, 2014
	(Unaudited)
Current portion	$511,289	$802,148
Long-term portion	2,724,279	2,484,025

Total	$3,235,568	$3,286,173

The balances of unearned income as of March 31, 2015 and December 31, 2014 represented prepayments made by the customers for prepaying massages service and “Health Recuperation” service. Service revenue is recognized proportionally when services are provided to customers, reducing the unearned income balance. There is no expiration date for the prepayment, and the period in which revenue will be realized is uncertain. Income from deliveries of services of $511,289 and $802,148 was expected to be earned in twelve months as of March 31, 2015 and December 31, 2014, respectively. The estimation was made based on the Company’s revenue projection according to both existing clubs’ historical experience and the plan for the opening of new clubs. During the three months ended March 31, 2015 and 2014, customers’ consumption of unearned income of $97,312 and $349,713 was recognized as revenue, respectively. The prepayment is not refundable once made by the customers.

14.	INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Comjoyful International Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

Comjoyful Industrial Development Limited ("Comjoyful HK") is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from the year 2013 to 2014. Comjoyful HK did not earn any income that was derived in Hong Kong for the years ended December 31, 2014 and 2013, and therefore, Comjoyful HK was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Three months ended March 31,
	2015	2014
	%	%
Reconciling items:
PRC statutory tax rate	(25)	(25)
Non- deductible expenses	14	14
Change in valuation allowance	11	11

Effective tax rate	0	0

Wuxi KJF and Jintan Club had deferred tax assets of $1,474,914 and $1,367,454 as of March 31, 2015 and December 31, 2014, respectively that consist of tax loss carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, Wuxi KJF and Jintan Club do not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to the individual income tax ("IIT") on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. The IIT is calculated by taxable income multiplying with applicable tax rate, and then minus deducting amount. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended March 31, 2015 and 2014, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

The Company did not identify significant unrecognized tax benefits for the three months ended March 31, 2015 and 2014. They did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of pronouncement issued by FASB regarding accounting for uncertainty in income taxes did not have a significant impact on the unrecognized tax benefits within 12 months from March 31, 2015.

15.	EMPLOYEE BENEFIT PLAN

Full time employees of the Company and Wuxi KJF located in the PRC (mainland), participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The Company and Wuxi KJF accrue for these benefits based on certain percentages of the employees' salaries. The Company and Wuxi KJF accrued the welfare benefits of $19,647 and $27,405 for the three months ended March 31, 2015 and 2014, respectively.

16.	RELATED PARTY TRANSACTIONS AND BALANCES

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During the three months ended March 31, 2015 and 2014, Wuxi KJF recorded $10,594 and $15,428 expenses for those shared officers and employees in selling and general and administrative expenses, respectively.

During three months ended March 31, 2015, the amount of loans Wuxi KJF made to KJF Biotech was $128,709, and KJF Biotech repaid to Wuxi KJF $221,150. During three months ended March 31, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $69,206, and KJF Biotech repaid to Wuxi KJF $648,611.

The balances of due to owners as of March 31, 2015 and December 31, 2014 were $784,874 and $283,054, respectively, and represented payment made by KJF Biotech for operation purposes on behalf of Wuxi Club and non-interest bearing loan from Mr. Yazhong Liao, Ms. Zhangmei Zhang, Xiuxia Ji, Yimin Gu and Mr. Huiwen Qu for daily operations.

The Company’s trademark “Kangjiafu” was registered by KJF Biotech and the Company licensed it from KJF Biotech at no cost. The license agreement expires in November 2018.

17.	CONCENTRATIONS AND CREDIT RISKS

As of March 31, 2015 and December 31, 2014, the Company held cash in banks of $6,766 and $8,958, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three months ended March 31, 2015 and 2014.

No single supplier accounted for 10% or more of total inventory and service purchases for the three months ended March 31, 2015 and 2014.

18.	COMMITMENTS AND CONTINGENCY

Capital commitments

As of March 31, 2015, there were capital commitments amounting to $61,393 which were mainly related the leasehold improvements of the new clubs..

Operating lease commitments

The Company leased offices spaces and employee living spaces under non-cancellable operating leases. Future minimum rental commitments for the next five years are as follows:

December 31,

2015	$507,065
2016	707,406
2017	736,718
2018	790,689
2019	681,167
2020 and then after	901,821
Total	$4,324,866

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the three months ended March 31, 2015 and 2014 were $168,242 and $170,230, respectively.

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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Three Months Ended March 31,
	2015	2014	Change in %
	(Unaudited)	(Unaudited)
Revenues	$110,635	$362,767	(69.50)%
Cost of revenues	(143,790)	(454,948)	(68.39)%
Gross loss	(33,155)	(92,181)	(64.03)%
Selling and general and administrative expenses	(481,700)	(511,204)	(5.77)%
Loss from operations	(514,855)	(603,385)	(14.67)%
Other expenses	(10,412)	(7,453)	39.70%
Loss before income taxes expenses	(525,267)	(610,838)	(14.01)%
Income tax expense	-	-	N/A
Net loss	$(525,267)	$(610,838)	(14.01)%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, health recuperation, other therapy treatments services and health drink products. For the three months ended March 31, 2015, the Company had revenues of $110,635 compared to revenues of $362,767 for the three months ended March 31, 2014, a decrease of $252,132 or approximately 69.50%. The decrease in revenue experienced by the Company was primarily because i) Revenue of Jintan Club contributed $59,922 for the three months ended March 31, 2015, compared to $133,285 for the three months ended March 31, 2014, a decrease of $73,363. ii) Revenue of Wuxi Club contributed amount $50,713 for the three months ended March 31, 2015 compared $75,543 for the three months ended March 31, 2014, a decrease of $24,830. The revenue for the three months ended Mar 31, 2015 for Wuxi and Jintan Clubs has decreased compared to the three months ended Mar 31, 2014 mainly due to fierce competition of local market in 2015.iii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount $153,938 for the three months ended March 31, 2014 compared nil for the three months ended March 31, 2015.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the three months ended March 31, 2015, the Company’s total cost was $143,790 compared to total costs of $454,948 for the three months ended March 31, 2014, a decrease of $311,158, or approximately 68.39%. This decrease in cost of revenue experienced by the Company was primarily due to i) Jintan Club and Wuxi Club’s service revenue both decrease compare to the same period in last year, the cost of service revenue decrease from $329,304 for the three months ended March 31, 2014 to $143,790 for the three months ended March 31, 2015. ii) Cost of KJF contributed Health Recuperation Program Product amount nil for the three months ended March 31, 2015 compared $109,943 for the three months ended March 31, 2014.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $481,700 for the three months ended March 31, 2015. Compared to $511,204 for the three months ended March 31, 2014, there was a decrease of $29,504, or approximately 5.77%.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the three month ended March 31, 2015 and 2014, both Wuxi KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended March 31, 2015 and 2014, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Unearned income

As of March 31, 2015, we had unearned income of $3,235,568 compared to $3,286,173 as of December 31, 2014, a decrease of $50,605, or approximately 1.54%. The decrease in unearned income was the result of service revenue recognized $97,132 but only received deposit $26,292 during the three months ended March 31, 2015. As of March 31, 2015, there were 19,705 individual customers represented by unearned income compared to 19,621 individual customers as of December 31, 2014, an increase of 0.4%, and average amount is $164 as of March 31, 2014 compare to $167 as of December 31, 2014.

Among the $3,235,568 as of March 31, 2015, we expect to realize $511,289 income from the prepaid amount in the following 12 months. This amount is an estimate based on our judgment. $511,289 prepayment from massage service customers is expected to be used during the period, considering the current operation of our Wuxi KJF, Wuxi Club and Jintan Club, and our expectation to the operation of the new Nantong Club.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the three months ended March 31, 2015 and 2014.

	For The Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(527,281)	$(556,795)
Net cash used in investing activities	(22,557)	(50,616)
Net cash provided by financing activities	578,673	639,841
Effect of foreign exchange rate on cash	910	(16,259)
Net change in cash	29,745	16,171
Cash at beginning of year	28,329	28,920
Cash at end of the period	$58,074	$45,091

Cash flow from Operating Activities

Net cash of $527,281 was used in operating activities for the three months ended March 31, 2015 compared to net cash used in operating activities of $556,795 for the three months ended March 31, 2014, representing a decrease of $29,514. The decrease in net cash used in our operating activities was primarily attributable to the following reasons: i) net loss of $525,267 for the three months ended March 31, 2015, compared to net loss of $610,838 for the three months ended March 31, 2014, which is a difference of $85,571. ii) a decrease in unearned income of $63,993 for the three months ended March 31, 2015 and a decrease in unearned income of $137,348 for the three months ended March 31, 2014, which is a difference of $73,355.

Cash flow from Investing Activities

For the three months ended March 31, 2015, the net cash used in investing activities was $22,557 compared to net cash used in investing activities of $50,616 for the three months ended March 31, 2014, a decrease of net cash used of $28,059. The increase in net cash used in investing activities was primarily attributable to advance payment for leasehold improvements. During the three months ended March 31, 2015, $22,248 was paid for leasehold improvements compare to $37,976 was paid for the three months ended March 31, 2014.

Cash flow from Financing Activities

For the three months ended March 31, 2015, the net cash provided by financing activities was $578,673compared to net cash provided by financing activities of $639,841 for the three months ended March 31, 2014, a decrease of $61,168 The decrease in net cash provided by financing activities was primarily attributable to the following reasons: i) collection from owner of $221,150 for the three months ended March 31, 2015, compared to $648,611 for the three months ended March 31, 2014, which is a difference of $427,461; ii) loan to an owner of $128,709 for the three months ended March 31, 2015 and $69,206 for the three months ended March 31, 2014, which is a difference of $59,503; iii) due to owners increase of $406,875 for the three months ended March 31, 2015 and increase $11,235 for the three months ended March 31, 2014, which is a difference of $395,640. iv) in order to raise necessary working capital for the new clubs’ decorations, an increase in loan from third parties of $79,357 for the three months ended March 31, 2015 and loan from third party and $49,201 for the three months ended March 31, 2014, which is a difference of $41,223.

Currently the Company generates cash to meet short-term and long-term cash requirements by several means. 1) The current main source of cash is to sell “VIP cards for Kang Jia Fu Royal Traditional Health Clubhouse” to our customers coming to our clubs to take the services. 2) The majority shareholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. However, there is no assurance that the Company will be successful in achieving these goals.

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

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $525,267 for the three months ended March 31, 2015 and $610,838 for the three months ended March 31, 2014, negative working capital of $3,366,228 as of March 31, 2015 and $3,044,964 as of December 31, 2014, and has a total deficit of $5,655,328 as of March 31, 2015 and $5,108,110 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of the PRC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to USD1.0000 was RMB6.6000. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi depreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.199 Renminbi per U.S. dollar on March 31, 2015.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2015:

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

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2015. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) in 1992. Based on the criteria set forth in the COSO Report, management assessed the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2015, and determined it to be ineffective for the reasons set forth above.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 20, 2015	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

