Form 10-Q
period 2015-06-30
Comjoyful International Co
filed 2015-08-19
CIK 13033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes☐ No ☒

The Registrant had 2,080,873 shares of common stock outstanding on August 19, 2015.

COMJOYFUL INTERNATIONAL COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$56,375	$28,329
Inventories	129,553	154,771
Other current assets	68,090	62,428
Total current assets	254,018	245,528

Property and equipment, net	75,362	100,480
Advance payment for leasehold improvements	-	752,776
Rental deposits	40,348	97,099
Intangible assets, net	12,944	22,102
Total Assets	$382,672	$1,217,985

Liabilities and Deficit
Current liabilities:
Other current liabilities	$1,604,288	$1,517,751
Due to third parties	793,726	687,539
Due to owners	1,051,986	283,054
Unearned income-current portion	300,022	802,148
Total current liabilities	3,750,022	3,290,492

Unearned income-long-term portion	2,897,870	2,484,025
Advances from investors of new clubs	554,937	551,578
Total liabilities	7,202,829	6,326,095

Commitments and Contingencies

Deficit
Preferred stock, $0.01 par value,100,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value, 50,000,000 shares authorized, 2,080,873 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	20,808	20,808
Additional paid-in capital	3,139,140	3,139,140
Accumulated deficit	(9,581,423)	(7,932,249)
Accumulated other comprehensive loss	(58,378)	(26,192)
Total Comjoyful International Company stockholders’ deficit	(6,479,853)	(4,798,493)
Non-controlling interests	(340,304)	(309,617)
Total Deficit	(6,820,157)	(5,108,110)

Total Liabilities and Deficit	$382,672	$1,217,985

The accompanying notes are an integral part of the consolidated financial statements

Certain of the assets of the VIEs can be used only to settle obligations of the consolidated VIEs. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets.

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$81,783	$306,574	$192,418	$669,341
Cost of revenues	(140,850)	(331,261)	(284,640)	(786,209)
Gross loss	(59,067)	(24,687)	(92,222)	(116,868)

Operating expenses
Selling and general and administrative expenses	(326,587)	(390,116)	(808,287)	(901,320)
Impairment of long-lived assets	(827,819)	-	(827,819)	-
Total operating expenses	(1,154,406)	(390,116)	(1,636,106)	(901,320)

Loss from operations	(1,213,473)	(414,803)	(1,728,328)	(1,018,188)

Other income/(expenses)
Interest expenses	(19,986)	(23,561)	(30,371)	(30,685)
Other income/(expenses)	80,452	(83,915)	80,425	(84,244)
Total other expenses	60,466	(107,476)	50,054	(114,929)

Loss before income taxes expense	(1,153,007)	(522,279)	(1,678,274)	(1,133,117)
Income tax expense	-	-	-	-
Net loss	(1,153,007)	(522,279)	(1,678,274)	(1,133,117)
Less: Net loss attributable to non-controlling interests	(10,499)	(22,556)	(29,100)	(45,752)
Net loss attributable to Comjoyful International Company	(1,142,508)	(499,723)	(1,649,174)	(1,087,365)

Comprehensive loss
Net loss	(1,153,007)	(522,279)	(1,678,274)	(1,133,117)
Foreign currency translation adjustment	(15,928)	(3,170)	(33,773)	14,542

Total comprehensive loss	(1,168,935)	(525,449)	(1,712,047)	(1,118,575)
Less: Comprehensive loss attributable to non-controlling interests	(10,987)	(22,781)	(30,687)	(60,948)
Comprehensive Loss Attributable to Comjoyful International Company	$(1,157,948)	$(502,668)	$(1,681,360)	$(1,057,627)

Loss Per Share Basic and Diluted	$(0.55)	$(0.24)	$(0.79)	$(0.55)

Weight Average Number of Common Shares Outstanding-Basic and Diluted	2,080,873	2,080,873	2,080,873	1,977,224

The accompanying notes are an integral part of the consolidated financial statements

COMJOYFUL INTERNATIONAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(1,678,274)	$(1,133,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,395	206,576
Amortization of intangible assets	3,521	3,704
Impairment of long-lived assets	827,819	84,164

Changes in current assets and liabilities:
Inventories	26,090	(69,339)
Other current assets	(5,269)	(38,782)
Rental deposits	57,187	-
Other current liabilities	77,085	301,477
Unearned income	(107,998)	(277,982)
Net cash used in operating activities	(777,444)	(923,299)

Cash flows from investing activities:
Cash paid to purchase property, plant and equipment	(310)	(13,160)
Advance payment for leasehold improvements	(63,192)	(61,226)
Net Cash used in investing activities	(63,502)	(74,386)

Cash flows from financing activities:
Loan to an owner	(139,830)	(83,018)
Collection from an owner	497,718	1,011,625
Due to owners	408,137	15,349
Due to third parties	101,724	64,803
Net cash provided by financing activities	867,749	1,008,759

Effect of foreign exchange rate on cash	1,243	(15,491)

Net change in cash	28,046	(4,417)

Cash at beginning of period	28,329	28,920
Cash at end of the period	$56,375	$24,503

Supplemental cash flow information
Interest paid	$-	$-

Income taxes paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

COMJOYFUL INTERNATIONAL COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $1,678,274 for the six months ended June 30, 2015 and $1,133,117 for the six months ended June 30, 2014, negative working capital of $3,496,004 as of June 30, 2015 and $3,044,964 as of December 31, 2014, and has a total deficit of $6,820,157 as of June 30, 2015 and $5,108,110 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

The interim consolidated financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations for three and six months ended June 30, 2015 and 2014, and its consolidated cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	June 30, 2015	December 31, 2014
Balance sheet items, except for equity accounts	6.1088	6.1460

	Three months ended June 30,
	2015	2014
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1067	6.1658

	Six months ended June 30,
	2015	2014
Items in the statements of operations and comprehensive loss, and statements cash flows	6.1254	6.1419

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

Inventories

Inventories are materials used in the physiotherapy process. Such items include: Chinese traditional medicine packages, essential oil, towels and so on, are stated at the lower of cost or market value. Cost is determined using weighted average method.

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of $827,819 for the six months ended June 30, 2015 and nil for the six months ended June 30, 2014 (See Note 6). Impairment of long-lived assets is $827,819 for the three months ended Jun 30, 2015 and nil for the three months ended Jun 30, 2014.

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the six months ended June 30, 2015 and 2014 were $306,502 and $338,121, respectively, and for the three months ended June 30, 2015 and 2014 were $138,260 and $167,891, respectively.

Wuxi KJF and Wuxi Club signed the lease agreement and property management agreement with the same landlord as their office and operation are in the same premise in July 2010. The lease term was 9 years with no renewal period. The rental increases 16.7% at the end of the third year and 21.4% at the end of the sixth year, and the property management fee remains flat.

Nanjing Club signed the lease and property management agreement in August 2011. The lease term was 10 years with no renewal period. There was a 184-day rental holiday at the inception of the lease and the rental increases 5% each year from the third year of the lease term and the property management fee remains flat. On June 30, 2015, Nanjing Club signed the early termination agreement with the lessor, as Nanjing Club is going to be closed.

Jintan Club signed the lease and property management agreement in April 2012. The lease term was 10 years with no renewal period. The rental increases 6% each year and the property management fee remains flat.

Wuxi KJF signed the lease and property management agreement for future Nantong Club in September 2011. The lease term was 10 years with no renewal period. There was a 150-day rental holiday at the inception of the lease and the rental increases 5% at the end of the third year and the end of the sixth year, and the property management fee remains flat. Nantong Club is not going to be opened, and the lease will be terminated.

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

Significant risks and uncertainties

Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as of the balance sheet dates. As of June 30, 2015 and December 31, 2014, the Company held cash in banks of $4,794 and $8,958, respectively, which were deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

4.	INVENTORIES

Inventories as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Medicinal materials	$33,822	$45,545
Other materials	95,731	109,226

Total	$129,553	$154,771

5.	OTHER CURRENT ASSETS

Other current assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Advances to staff for business use	$1,273	$9,072
Advance to suppliers	62,447	52,704
Others	4,370	652

Total	$68,090	$62,428

Advance to suppliers mainly represents prepayment to suppliers for purchase materials and other necessary ingredients for the production of health drink.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)
Leasehold improvements	$-	$10,228
Furniture and office equipment	53,200	53,414
Computer and electronic equipment	30,184	29,860
Motor vehicle	75,430	74,988
	158,814	168,490

Less: Accumulated depreciation and amortization	(83,452)	(68,010)

Total	$75,362	$100,480

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were $14,099 and $104,701, respectively, and for the six months ended June 30, 2015 and 2014 were $22,395 and $206,576, respectively .

We performed our long-lived assets impairment test as of December 31, 2014. As the carrying value of Wuxi Club and Jintan Club are higher than the undiscounted cash flows, impairment loss should be recognized. An impairment loss is recognized for the difference between the carrying amount of the asset and its fair value. We determined that the implied fair value of long-lived assets of Wuxi Club and Jintan Club were nil. Therefore, a long-lived impairment loss of $1,074,821 was recognized for the year ended December 31, 2014.

As of June 30, 2015, we recognized a long-lived impairment loss of $50,194 which is the carrying amount of fixed assets of the Nanjing Club as Nanjing club is going to be closed

7.	ADVANCE PAYMENT FOR LEASEHOLD IMPROVEMENT

Wuxi KJF has paid in advance to decoration suppliers for leasehold improvement for the Nantong club. As of June 30, 2015, we recognized a long-lived impairment loss of $777,625 which is the carrying amount of leasehold improvement of Nantong Club transferred from advance payment for leasehold improvement with the completion of the decoration and Nantong Club is not going to be opened. As of June 30, 2015 and December 31, 2014, the balance of advance payment for leasehold improvement amounted to $nil and $752,776, respectively.

8.	RENTAL DEPOSITS

Wuxi KJF rents premises for its business clubs and was required to pay rental deposits pursuant to rental agreements and the rental deposits will be refunded after the lease terminates. As of June 30, 2015 and December 31, 2014, the rental deposits amounted to $40,348 and $97,099, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,2014
	(Unaudited)
Accounting and operational software	$19,889	$32,025
Less: Accumulated amortization	(6,945)	(9,923)

Total	$12,944	$22,102

Amortization expenses for the three months ended June 30, 2015 and 2014 were $1,766 and $949, respectively. Amortization expenses for the six months ended June 30, 2015 and 2014 were $3,521 and $3,704 respectively. The estimated annual amortization expense for intangible asset is $7,048 for years ended December 31, 2015 and 2016, $6,477 for the year ended December 31, 2017, and $1,620 for the year ended December 31, 2018.

10.	OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Payable for leasehold improvement and accrued rental expenses	$1,450,571	$1,390,910
Payroll payable	83,807	52,884
Other tax payable	69,910	73,957

Total	$1,604,288	$1,517,751

11.	DUE TO THIRD PARTIES

On June 3, 2013, Wuxi KJF borrowed $464,550 from individual investor Teng Guoxiang for Jintan Club decoration with annual interest rate 4.2%, matured on March 31, 2014. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to December 31, 2014 with annual interest rate 18.0%. On December 31, 2014, Wuxi KJF repaid $81,357 to Teng Guoxiang. On the same day, Wuxi KJF and individual investor Teng Guoxiang extended the maturing date of the borrowing to September 30, 2015 with annual interest rate 6%. During the six months ended June 30, 2015, Wuxi KJF borrowed $112,825 from Teng Guoxiang for Jintan Club decoration with annual interest rate 5.75%,

Interest expense for the above loans was $12,059 and $23,143 for the three months ended June 30, 2015 and 2014, respectively, and $22,595 and $30,279 for the six months ended June 30, 2015 and 2014, respectively.

The weighted average interest rate on these loans outstanding was 5.75% and 11.15% as of the date of June 30, 2015 and December 31, 2014, respectively.

12.	ADVANCES FROM INVESTORS OF NEW CLUBS

Wuxi KJF entered into partnership co-investment agreements with 401 individual investors in order to establish new clubs and expand business, including Wuxi, Nanjing, Jintan, Nantong, Yixing, Changzhou, Jiangyin and Shanghai. As of June 30, 2015 and December 31, 2014, only Wuxi Club and Jintan Club had started operations and other clubs were still in start-up stage, advances from investors of new clubs amounted to $554,937 and $551,578, respectively.

There was no restriction on the use of cash received from investors for clubs.

13.	UNEARNED INCOME

	June 30, 2015	December 31, 2014
	(Unaudited)
Current portion	$300,022	$802,148
Long-term portion	2,897,870	2,484,025

Total	$3,197,892	$3,286,173

The balances of unearned income as of June 30, 2015 and December 31, 2014 represented prepayments made by the customers for prepaying massages service and “Health Recuperation” service. Service revenue is recognized proportionally when services are provided to customers, reducing the unearned income balance. There is no expiration date for the prepayment, and the period in which revenue will be realized is uncertain. Income from deliveries of services of $300,022 and $802,148 was expected to be earned in twelve months as of June 30, 2015 and December 31, 2014, respectively. The estimation was made based on the Company’s revenue projection according to both existing clubs’ historical experience and the plan for the opening of new clubs. During the three months ended June 30, 2015 and 2014, customers’ consumption of unearned income of $64,304 and $295,284 was recognized as revenue, respectively. During the six months ended June 30, 2015 and 2014, customers’ consumption of unearned income of $161,436 and $647,359 was recognized as revenue, respectively. The prepayment is not refundable once made by the customers.

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

Reconciliation between the statutory PRC EIT rate of 25% and the effective tax rate is as follows:

	Six months ended June 30,
	2015	2014
	%	%
Reconciling items:
PRC statutory tax rate	(25)	(25)
Non- deductible expenses	-	22
Change in valuation allowance	25	3

Effective tax rate	0	0

Wuxi KJF and Jintan Club had deferred tax assets of $1,563,045 and $1,367,454 as of June 30, 2015 and December 31, 2014, respectively that consist of tax loss carry forwards. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, Wuxi KJF and Jintan Club do not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF and Jintan Club will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to the individual income tax ("IIT") on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. The IIT is calculated by taxable income multiplying with applicable tax rate, and then minus deducting amount. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the six months ended June 30, 2015 and 2014, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

The Company did not identify significant unrecognized tax benefits for the six months ended June 30, 2015 and 2014. They did not incur any interest and penalties related to potential underpaid income tax expenses and also believed that the adoption of pronouncement issued by FASB regarding accounting for uncertainty in income taxes did not have a significant impact on the unrecognized tax benefits within 12 months from June 30, 2015.

15.	EMPLOYEE BENEFIT PLAN

Full time employees of the Company and Wuxi KJF located in the PRC (mainland), participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The Company and Wuxi KJF accrue for these benefits based on certain percentages of the employees' salaries. The Company and Wuxi KJF accrued the welfare benefits of $12,698 and $18,248 for the three months ended June 30, 2015 and 2014, respectively, and $32,345 and $45,653 for the six months ended June 30, 2015 and 2014

16.	RELATED PARTY TRANSACTIONS AND BALANCES

On its foundation, Wuxi KJF was 60% owned by KJF Biotech and 40% owned by 20 individual shareholders with 2% each. On September 10, 2012, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu signed a series of share transfer agreements with KJF Biotech and Other Founders. According to these agreements, KJF Biotech and Other Founders of the Company transferred all of their shares to Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. Therefore, Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu owned 60.004%, 27.498% and 12.498% equity interest of Wuxi KJF, respectively. KJF Biotech’s current owners are Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu. The Company and KJF Biotech share certain officers and employees, who are working roughly half the time for the Company and half the time for KJF Biotech. The salaries and associated expenses of these officers and employees are equally shared by the Company and KJF Biotech. During the three months ended June 30, 2015 and 2014, Wuxi KJF recorded $10,763 and $14,023 expenses for those shared officers and employees in selling and general and administrative expenses, respectively. During the six months ended June 30, 2015 and 2014, Wuxi KJF recorded $21,357 and $29,451 expenses for those shared officers and employees in selling and general and administrative expenses, respectively.

During the six months ended June 30, 2015, the amount of loans Wuxi KJF made to KJF Biotech was $139,830, and KJF Biotech repaid to Wuxi KJF $497,718. During the six months ended June 30, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $83,018, and KJF Biotech repaid to Wuxi KJF $1,011,625. During the three months ended Jun 30, 2015, the amount of loans Wuxi KJF made to KJF Biotech was $11,121, and KJF Biotech repaid to Wuxi KJF $276,568. During the three months ended Jun 30, 2014, the amount of loans Wuxi KJF made to KJF Biotech was $13,812, and KJF Biotech repaid to Wuxi KJF $363,014.

The balances of due to owners as of June 30, 2015 and December 31, 2014 were $1,051,986 and $283,054, respectively, and represented payment made by KJF Biotech for operation purposes on behalf of Wuxi Club and non-interest bearing loan from Mr. Yazhong Liao, Ms. Zhangmei Zhang, Xiuxia Ji, Yimin Gu and Mr. Huiwen Qu for daily operations.

The Company’s trademark “Kangjiafu” was registered by KJF Biotech and the Company licensed it from KJF Biotech at no cost. The license agreement expires in November 2018.

17.	CONCENTRATIONS AND CREDIT RISKS

As of June 30, 2015 and December 31, 2014, the Company held cash in banks of $4,794 and $8,958, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

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

No single customer accounted for 10% or more of total sales for the three months ended June 30, 2015 and 2014. No single supplier accounted for 10% or more of total inventory and service purchases for the three months ended June 30, 2015 and 2014.

No single customer accounted for 10% or more of total sales for the six months ended June 30, 2015 and 2014. No single supplier accounted for 10% or more of total inventory and service purchases for the six months ended June 30, 2015 and 2014.

18.	COMMITMENTS AND CONTINGENCY

Capital commitments

As of June 30, 2015, there were capital commitments amounting to $61,393 which were mainly related the leasehold improvements of the new clubs.

Operating lease commitments

The Company leased offices spaces and employee living spaces under non-cancellable operating leases. Future minimum rental commitments for the next five years are as follows:

December 31,

2015	$116,733
2016	253,694
2017	266,999
2018	301,824
2019	177,149
2020 and then after	431,536
Total	$1,547,935

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

On August 17, 2015, Wuxi KJF signed agreement for termination of the lease and property management agreement for future Nantong Club, as Nantong Club is not going to be opened. According to the termination agreement, Wuxi KJF is responsible to transfer the lease of the 1st floor. Before the transfer, Wuxi KJF needs to pay rental of $32,783 each year. The other floors of the property will be transferred back to the landlord, and Wuxi KJF doesn’t need to pay rental. The landlord will be responsible for the operation, and Wuxi KJF will have 20% of the net profit from the operation till September 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate three health care clubs featuring traditional Chinese-style foot massage and other traditional relaxing treatments in Jiangsu province, China. Currently we have three clubs located in Wuxi and Nanjing and Jintan. The operation of Nanjing club was suspended due to a construction of a shopping mall was started around the Nanjing Club and significantly reduced Nanjing Club’s business. In September 2014, we tried to reopen Nanjing Club for two days, but unfortunately, due to lack of customers and the high operation cost, we are going to close Nanjing Club in third quarter of 2015. The new club in Nantong was in start-up and promotion stage. Due to the fierce market competition, we are not going to open Nantong Club. We differentiate ourselves from other Chinese foot massage clubs based on our decorative style, club size, cultural background, and services.

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

Inventories

Inventories are materials used in the physiotherapy process. Such items include: Chinese traditional medicine packages, essential oil, towels and so on, are stated at the lower of cost or market value. Cost is determined using weighted average method.

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

Recoverability of long-lived assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company recorded impairment losses for long-lived assets of $827,819 for the six months ended June 30, 2015 and nil for the six months ended June 30, 2014.

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

The Company also provides its customers Health Recuperation service, which mainly arranges its customers to take holiday in some famous tourist cities. The Company is responsible for the whole service including providing recruiting members, transportation and accommodation etc. The service fee is collected in advance. The Company recognizes Health Recuperation service when the service is rendered completely. Considering the Company is main service provider and obligator for the whole service, revenue is recognized on a gross basis

Sundry Foods Revenue

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

Operating leases

Wuxi KJF, Wuxi Club, Nanjing Club and Jintan Club all lease office or operating premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term. Rental and property management fee expenses for the six months ended June 30, 2015 and 2014 were $306,502 and $338,121, respectively, and for the three months ended June 30, 2015 and 2014 were $138,260 and $167,891, respectively.

Wuxi KJF and Wuxi Club signed the lease agreement and property management agreement with the same landlord as their office and operation are in the same premise in July 2010. The lease term was 9 years with no renewal period. The rental increases 16.7% at the end of the third year and 21.4% at the end of the sixth year, and the property management fee remains flat.

Nanjing Club signed the lease and property management agreement in August 2011. The lease term was 10 years with no renewal period. There was a 184-day rental holiday at the inception of the lease and the rental increases 5% each year from the third year of the lease term and the property management fee remains flat. On June 30, 2015, Nanjing Club signed the early termination agreement with the lessor, as Nanjing Club is going to be closed.

Jintan Club signed the lease and property management agreement in April 2012. The lease term was 10 years with no renewal period. The rental increases 6% each year and the property management fee remains flat.

Wuxi KJF signed the lease and property management agreement for future Nantong Club in September 2011. The lease term was 10 years with no renewal period. There was a 150-day rental holiday at the inception of the lease and the rental increases 5% at the end of the third year and the end of the sixth year, and the property management fee remains flat. Nantong Club is not going to be opened, and the lease will be terminated.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Three Months Ended June 30,
	2015	2014	Change in %
	(Unaudited)	(Unaudited)
Revenues	$81,783	306,574	(73)%
Cost of revenues	(140,850)	(331,261)	(57)%
Gross loss	(59,067)	(24,687)	(139)%
Selling and general and administrative expenses	(326,587)	(390,116)	(16)%
Impairment of long-lived assets	(827,819)	-	N/A %
Loss from operations	(1,213,473)	(414,803)	193%
Other income/(expenses)	60,466	(107,476)	(156)%
Loss before income taxes expenses	(1,153,007)	(522,279)	121%
Income tax expense	-	-	N/A
Net loss	$(1,153,007)	(522,279)	121%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, health recuperation, other therapy treatments services and health drink products. For the three months ended June 30, 2015, the Company had revenues of $81,783 compared to revenues of $306,574 for the three months ended June 30, 2014, a decrease of $224,791 or approximately 73.32%. The decrease in revenue experienced by the Company was primarily because i) Revenue of Jintan Club contributed $99,394 for the three months ended June 30, 2015, compared to $112,200 for the three months ended June 30, 2014, a decrease of $12,806. ii) Revenue of Wuxi Club contributed amount $37,314 for the three months ended June 30, 2015 compared $53,370 for the three months ended June 30, 2014, a decrease of $16,056. The revenue for the three months ended June 30, 2015 for Wuxi and Jintan Clubs has decreased compared to the three months ended June 30, 2014 mainly due to fierce competition of local market in 2015. iii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount to nil for the three months ended June 30, 2015 compared to $ 758,252 for the three months ended June 30, 2014. Nanjing Club is going to be closed and Nantong Club is not going to be opened. Both Nanjing Club and Nantong Club have no business after established. There was no revenue recognized from the two clubs for the three months ended June 30, 2015 and 2014.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the three months ended June 30, 2015, the Company’s total cost was $140,850 compared to total costs of $331,261 for the three months ended June 30, 2014, a decrease of $190,411, or approximately 57.48%. This decrease in cost of revenue experienced by the Company was primarily due to i) Jintan Club and Wuxi Club’s service revenue both decrease compare to the same period in last year, the cost of service revenue decrease from $245,906 for the three months ended June 30, 2014 to $136,743 for the three months ended June 30, 2015. ii) Cost of KJF contributed Health Recuperation Program Product amount $4,106 for the three months ended June 30, 2015 compared $96,902 for the three months ended June 30, 2014.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $326,587 for the three months ended June 30, 2015. Compared to $390,116 for the three months ended June 30, 2014, there was a decrease of $63,529, or approximately 16.28%.

Impairment of long-lived assets

During the three months ended June 30, 2015, we recorded impairment losses for long-lived assets of $827,819 which included fixed assets impairment amount $50,194 as Nanjing club is going to be closed, and leasehold improvement impairment amount $752,776 as Nantong club is going to be reorganized.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the three month ended June 30, 2015 and 2014, Wuxi KJF, Nanjing KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF, Nanjing KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the three months ended June 30, 2015 and 2014, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth a summary of certain key components of our results of operations for periods indicated in dollars.

	For The Six Months Ended June 30,
	2015	2014	Change in %
	(Unaudited)	(Unaudited)
Revenues	$192,418	669,341	(71.25)%
Cost of revenues	(284,640)	(786,209)	(63.80)%
Gross loss	(92,222)	(116,868)	(21.09)%
Selling and general and administrative expenses	(808,287)	(901,320)	(10.32)%
Impairment of long-lived assets	(827,819)	-	N/A %
Loss from operations	(1,728,328)	(1,018,188)	69.75%
Other income/(expenses)	50,054	(114,929)	(143.55)%
Loss before income taxes expenses	(1,678,274)	(1,133,117)	48.11%
Income tax expense	-	-	N/A
Net loss	$(1,678,274)	(1,133,117)	48.11%

Revenue and Cost

Revenue. Our revenues are derived from foot massage, body massage, health recuperation, other therapy treatments services and health drink products. For the six months ended June 30, 2015, the Company had revenues of $192,418 compared to revenues of $669,341 for the six months ended June 30, 2014, a decrease of $476,923 or approximately 71.25%. The decrease in revenue experienced by the Company was primarily because i) Revenue of Jintan Club contributed $99,394 for the six months ended June 30, 2015, compared to $245,284 for the six months ended June 30, 2014, a decrease of $145,890. ii) Revenue of Wuxi Club contributed amount $88,027 for the six months ended June 30, 2015 compared $128,913 for the six months ended June 30, 2014, a decrease of $40,886. The revenue for the six months ended June 30, 2015 for Wuxi and Jintan Clubs has decreased compared to the six months ended June 30, 2014 mainly due to fierce competition of local market in 2015.iii) Revenue of Wuxi KJF contributed Health Recuperation Program Product amount to nil for the six months ended June 30, 2015 compared to $ 276,915 for the six months ended June 30, 2014. Nanjing Club is going to be closed and Nantong Club is not going to be opened. Both Nanjing Club and Nantong Club have no business after established. There was no revenue recognized from the two clubs for the six months ended June 30, 2015 and 2014.

Cost. Our cost consists of service directed costs mainly including material consumed and labor cost, rental expense, depreciation expense, etc. For the six months ended June 30, 2015, the Company’s total cost was $284,640 compared to total costs of $786,209 for the six months ended June 30, 2014, a decrease of $501,569, or approximately 63.80%. This decrease in cost of revenue experienced by the Company was primarily due to i) Jintan Club and Wuxi Club’s service revenue both decrease compare to the same period in last year, the cost of service revenue decrease from $575,210 for the six months ended June 30, 2014 to $280,533 for the six months ended June 30, 2015. ii) Cost of KJF contributed Health Recuperation Program Product amount $4,106 for the six months ended June 30, 2015 compared $207,851 for the six months ended June 30, 2014.

Selling and general and administrative expenses

Our Selling and general and administrative expenses mainly consisted of salaries, office rent, depreciation and consulting service fee, etc. and totaled $808,287 for the six months ended June 30, 2015. Compared to $901,320 for the six months ended June 30, 2014, there was a decrease of $93,033, or approximately 10.32%.

Impairment of long-lived assets

During the six months ended June 30, 2015, we recorded impairment losses for long-lived assets of $827,819 which included fixed assets impairment amount $50,194 as Nanjing club is going to be closed, and leasehold improvement impairment amount $752,776 as Nantong club is going to be reorganized.

Income tax

Wuxi KJF, Nanjing KJF and Jintan Club

Wuxi KJF, Nanjing KJF and Jintan Club are subject to EIT on the taxable income in accordance with the relevant People’s Republic of China (the "PRC") income tax laws. The EIT rate for companies operating in the PRC is 25%. For the six month ended June 30, 2015 and 2014, Wuxi KJF, Nanjing KJF and Jintan Club suffered operating loss and did not recognize deferred tax benefit from net operating loss because the Company does not have a sufficient operation profit to conclude that it is more-likely-than-not that Wuxi KJF, Nanjing KJF and Jintan Club will be able to realize its tax benefits in the near future.

Wuxi Club and Nanjing Club

Wuxi Club and Nanjing Club are not subject to EIT as they are limited liability partnerships, however each individual partner is subject to IIT on his/her distributive share of taxable income in accordance with the relevant PRC income tax laws. Each enterprise partner is subject to EIT at its applicable EIT rate on its distributive share of taxable income from the partnership. Wuxi KJF, as Wuxi Club and Nanjing Club’s enterprise partner, is subject its distributive share in Wuxi Club and Nanjing Club’s taxable income to EIT at 25% tax rate. Wuxi KJF could also carry forward its distributive share in Wuxi Club and Nanjing Club’s deductible loss for 5 years to offset any future distributive taxable income from the respective club. But the distributive deductible loss from the 2 partnerships (Wuxi Club and Nanjing Club) could not be used to offset Wuxi KJF’s other operating income. Wuxi Club and Nanjing Club both incurred net loss for the six months ended June 30, 2015 and 2014, and the amount was included in Wuxi KJF’s reconciliation and deferred tax assets determination.

Unearned income

As of June 30, 2015, we had unearned income of $3,197,892 compared to $3,286,173 as of December 31, 2014, a decrease of $88,281, or approximately 2.69%. The decrease in unearned income was the result of service revenue recognized $161,436 but only received deposit $ 46,510 during the six months ended June 30, 2015. As of June 30, 2015, there was 20,111 individual customers represented by unearned income compare to 19,621 individual customers as of December 31, 2014, an increase of 2.5%, and average amount is $159 as of June 30, 2015 compare to $167 as of December 31, 2014.

Among the $3,197,892 as of June 30, 2015, we expect to realize $300,022 income from the prepaid amount in the following 12 months. This amount is an estimate based on our judgment. $300,022 prepayment from massage service customers is expected to be used during the period, considering the current operation of our Wuxi KJF, Wuxi Club and Jintan Club.

Liquidity and Capital Resources

The following table sets forth the summary of our cash flows for the six months ended June 30, 2015 and 2014.

	For The Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(777,444)	$(923,299)
Net cash used in investing activities	(63,502)	(74,386)
Net cash provided by financing activities	867,749	1,008,759
Effect of foreign exchange rate on cash	1,243	(15,491)
Net change in cash	28,046	(4,417)
Cash at beginning of year	28,329	28,920
Cash at end of the period	$56,375	$24,503

Cash flow from Operating Activities

Net cash of $777,444 was used in operating activities for the six months ended June 30, 2015 compared to net cash used in operating activities of $923,299 for the six months ended June 30, 2014, representing a decrease of $145,855. The decrease in net cash used in our operating activities was primarily attributable to the following reasons: i) net loss of $ 1,678,274 for the six months ended June 30, 2015, compared to net loss of $1,133,117 for the six months ended June 30, 2014, which is a difference of $ 545,157. ii) an impairment of long-lived assets amount $827,819 was recognized for the six months ended June 30, 2015, compare to $84,164 for the six months ended June 30, 2014, which is a difference of $743,655. iii) a decrease in unearned income of $107,998 for the six months ended June 30, 2015 and a decrease in unearned income of $277,982 for the six months ended June 30, 2014, which is a difference of $169,984.

Cash flow from Investing Activities

For the six months ended June 30, 2015, the net cash used in investing activities was $63,502 compared to net cash used in investing activities of $74,386 for the six months ended June 30, 2014, a decrease of net cash used of $10,884. The decrease in net cash used in investing activities was primarily attributable to the increase in cash paid to purchase of property, plant and equipment. During the six months ended June 30, 2015, $310 was paid to purchase of property, plant and equipment compare to $13,160 was paid for the six months ended June 30, 2014.

Cash flow from Financing Activities

For the six months ended June 30, 2015, the net cash provided by financing activities was $867,749 compared to net cash provided by financing activities of $1,008,759 for the six months ended June 30, 2014, a decrease of $141,010. The decrease in net cash provided by financing activities was primarily attributable to the following reasons: i) collection from owner of $497,718 for the six months ended June 30, 2015, compared to $1,011,625 for the six months ended June 30, 2014, which is a difference of $513,907; ii) loan to an owner of $139,830 for the six months ended June 30, 2015 and $83,018 for the six months ended June 30, 2014, which is a difference of $56,812; iii) due to owners increase of $408,137 for the six months ended June 30, 2015 and increase $15,349 for the six months ended June 30, 2014, which is a difference of $392,788. iv) in order to raise necessary working capital for the new clubs’ decorations, an increase in loan from third parties of $101,724 for the six months ended June 30, 2015 and loan from third party and $64,803 for the six months ended June 30, 2014, which is a difference of $36,921.

Currently the Company generates cash to meet short-term and long-term cash requirements by several means. The current main source of cash comes from the owner KJF Biotech. The majority shareholders of the Company Mr. Yazhong Liao, Ms. Zhangmei Zhang and Mr. Huiwen Qu would provide any capital shortfall. However, there is no assurance that the Company will be successful in achieving these goals.

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

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Company had recurring consolidated losses of $1,678,274 for the six months ended June 30, 2015 and $1,133,117 for the six months ended June 30, 2014, negative working capital of $ 3,496,004 as of June 30, 2015 and $3,044,964 as of December 31, 2014, and has a total deficit of $ 6,820,157 as of June 30, 2015 and $5,108,110 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of the PRC regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of December 31, 2010, the exchange rate of RMB to USD1.0000 was RMB6.6000. On June 19, 2010, the People’s Bank of China announced the removal of the de facto peg. Following this announcement, the Renminbi depreciated from 6.7968 Renminbi per U.S. dollar on June 21, 2010 to 6.2 Renminbi per U.S. dollar on June 30, 2015.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our solutions are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2015:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2015	COMJOYFUL INTERNATIONAL COMPANY

	By:	/s/ Yazhong Liao
Yazhong Liao Chief Executive Officer and President

	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

